Form 10-K
period 1993-12-31
ALLIED PRODUCTS CORP /DE/
filed 1994-04-15
CIK 3941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------               OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                        OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------               OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM     TO
                           COMMISSION FILE NUMBER 1-5530

                          ALLIED PRODUCTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       38-0292230
       (State or other jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)
 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                        60606
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (312) 454-1020

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                  Name of Each Exchange on Which Registered
         COMMON STOCK--$.01 PAR VALUE                        NEW YORK AND PACIFIC

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _X_        No ___

As of February 28, 1994, 9,098,336 shares of common stock, 180,800 shares of Series B Variable Rate Cumulative Preferred Stock and 129,000 shares of $10.81 Series C Cumulative Preferred Stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) and of the Preferred Stock (based upon such stock's stated value) held by nonaffiliates of the Company was approximately $136,714,251. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 27, 1994 and Annual Report to security holders for the year ended December 31, 1993 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 41.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Allied Products Corporation (Allied Products) was organized under Delaware law in 1967 as the successor to a Michigan corporation which was formed in 1928. Its principal executive offices are at 10 South Riverside Plaza, Chicago, Illinois 60606 and its telephone number is (312) 454-1020. As used herein, the term "Allied Products" and the "Company" means Allied Products Corporation and its consolidated subsidiaries, unless the context otherwise requires.

    The   Company's   operations  involve   a   single  industry   segment,  the
manufacturing and sale of agricultural and industrial machinery and other products.

    The  operations of the  Company were realigned into  one business segment in
1993 to reflect the sale of the Smith Energy Services and White-New Idea divisions and the closing of the Richard Brothers Die & Prototype, Charles City, International Agro and Kewanee Farm Equipment divisions. The restated financial statements also reflect the discontinuation of the Cooper division as, subsequent to the end of 1993, the Company entered into a letter of intent to sell all the assets and business of this operation. Reference is made to Note 2 of Notes to Consolidated Financial Statements for a more complete description of closures and dispositions.

    Approximately 4%, 6% and 8% of the Company's net sales from continuing operations in 1991, 1992 and 1993, respectively, were exported. The majority of export sales were shipped to Canada in 1991 and Mexico in 1992 and 1993.

PRODUCT LINES
FARM IMPLEMENTS --

    PRODUCTS. The Bush Hog division offers a comprehensive line of farm implements including rotary cutters, tractor mounted loaders, hay mowers, peanut combines, tillers, and cultivators. These products are marketed under two well established brand names, Bush Hog and Lilliston. The Kewanee brand name will continue to be used for supplying the ongoing repair part requirements of its customers.

    Bush Hog was acquired by Allied in 1968, Lilliston was purchased in 1986, and all production was consolidated into the Bush Hog facilities in Selma, Alabama.

    Bush Hog rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. In some crops such as cotton, rotary cutters are used as a mechanical means of pest control causing less reliance on chemical applications. The use season for rotary cutter is quite long, extending from early spring to late fall, and even beyond in warmer climates. Bush Hog has a major market share (35%) of rotary cutters sold in North America.

    Front end loaders are used by farmers and ranchers for material handling, and cultivators are used for weed control after crops have been planted. Lilliston peanut combines are used in harvesting peanuts, and command approximately 45% of the market. The use season for peanut combines is from late summer to late fall.

    Bush Hog's hay mower is a patented design that enables the farmer to cut hay, prior to baling, faster and more economically than conventional type mowers. Hay is a self renewing crop if cut on a timely basis and this implement may be used as many as five times during the season on the same field.

    Several other implements are sold under the Bush Hog name, including rotary tillers, post hole diggers, flail mowers and rear mounted tractor blades. These tools offer a variety of applications, and are sold to farmers, ranchers, landscape contractors, large estate owners and municipalities.

    The retail price of implements produced by Bush Hog range from $600 for a small rotary cutter, primarily used for grass clipping, to peanut combines, which sell for $28,000 (2 row model) to almost $49,000 (4 row model). Implements tend to have a shorter life than tractors and grain combines and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Parts accounted for almost one sixth of Bush Hog's total revenue in 1993.

    Technology does change and to maintain and expand its market position, Bush Hog continually updates and improves its product offerings. This is done through a combination of internal development and external acquisition of technology.

    MARKETING. Bush Hog implements are marketed through approximately 2,650 farm equipment dealers which play the primary role in sales of farm equipment. In general, they are independent, local businessmen who have an established local clientele developed over the years and represent more than 35% of the total farm equipment dealerships in the United States and Canada. The Bush Hog and Lilliston brand names are particularly strong in the southeastern and southwestern states. Most dealers offer shortline products to complement or compete with products of major product line manufacturers.

    Marketing and sales activities in Canada and the United States are carried out by 58 commissioned manufactures' representatives or representative organizations who operate as independent contractors and who, for the most part, are exclusive. Commissions are payable when receivables are collected rather than when sales are made.

    To even out the seasonal variations in its production cycles, Bush Hog provides incentives for off-season purchases, including extended payment terms to dealers in the form of floor plan financing. Bush Hog retains a security interest in this floor plan equipment. Under certain state and provincial statutes, a dealer may return floor plan equipment to a manufacturer upon termination of his relationship.

    Bush   Hog  services  its  network  of  dealers  through  two  manufacturing facilities and eight service parts distribution centers, strategically located in the United States and Canada.

    COMPETITION. Competition for farm equipment includes the major line manufacturers of tractors and several hundred companies producing one or more models of shortline implements. Price, quality, service and availability are all factors in brand selection, and, in some cases, a product will enjoy a unique technological advantage. Bush Hog's objective is to be the lowest cost producer of high quality products. To do this it must, among other things, continue to modernize its facilities to improve efficiency. Bush Hog enjoys a significant labor rate advantage at its facilities when compared to rates at the major line manufacturers.

    INDUSTRY. The agricultural equipment industry in North America is a mature industry engaged in producing replacement equipment for a declining number of farmers. It is dominated by a small number of major line manufacturers, which market a full range of farm machinery, including tractors, grain combines and various implements through their own dealer organizations and account for approximately 60% of the dollar volume of industry shipments. The remaining 40% of the market is shared by approximately 700 companies which generally concentrate their production on shortline implements such as plows, harrows, cultivators, livestock equipment, grain handling equipment or hay equipment.

    During the 1980's the farm economy was in decline and this led to a deterioration in farmers' financial condition. Capital expenditures by farmers reached a low in 1986. Since then, commodity exports have improved due to changes in governmental programs and foreign exchange rates. Individual farmers have reduced their debt load and are much less leveraged after several years of good earnings.

    In 1993, crop production was generally down due to the abnormal weather conditions such as the flooding in the midwest and a drought in the southeast; however, net cash farm income for 1993 exceeded 1992 by $1.2 billion due to increased prices. Generally , the crop surplus at the end of 1993 was at a twenty year low. Therefore, planted acres will increase in 1994, indicating a continued positive outlook for farm equipment sales.

    Future prospects of the industry depend largely on factors outside of industry participants' control. These include the value of the U.S. dollar, the relative level of interest rates between countries, the variations in the world demand for supplies of farm commodities and U.S. government agricultural, foreign and fiscal policies. Neither NAFTA nor the proposed GATT agreement will have any effect until 1995 and it is too early to accurately determine the impact.

METAL FORMING PRESSES --

    PRODUCTS. The Verson division, acquired by Allied Products in 1986, manufactures a broad line of both medium and large technologically advanced mechanical and hydraulic forming presses. These products are used in the manufacture of components for the automotive, appliance, office equipment, farm equipment, ordnance, aerospace and general metal working industries. A transfer press is a specialized mechanical press which combines a series of operations by transferring a work piece from one station to another inside of one press. Each station in the press has a separate die which is individually adjustable. This process allows all operations from blank to finished product to take place in one press, resulting in increased output and reduced labor expense. Prices vary by type and size; a large transfer press may sell for in excess of $15 million.

    Approximately one fifth of Verson's revenue is generated by customer special services. Items included in the special services area are: repair parts, complete remanufacturing capability for used presses, and contract machining and manufacturing. In addition to the fabrication and machining of components, Verson provides complete tooling and engineering services necessary for turnkey systems. Verson also designs and supplies tools for metal forming, including metal stamping and cold extrusion.

    MARKETING. Verson's Marketing Group is headed by a Director of Marketing and Sales, with responsibility for all Verson products and services. Three Sales Managers, reporting to the Director, are responsible for press sales, tooling sales, and press rebuilding and contract services, respectively.

    Verson's major customers are the U.S. automobile manufacturers including U.S. and Japanese owned, and first and second tier automotive parts producing companies, which in total amount to approximately 60% of Verson's annual revenue. Verson's other major industry served is the appliance industry and customers include all major brand names.

    Verson offers the market many benefits through engineering, design and experience. Verson designed the world's first transfer press in 1939, the world's first electronic feed in 1981 and most recently introduced a cross bar feed which significantly improves production.

    COMPETITION. There are only a few companies world-wide that supply large transfer press systems similar to those provided by Verson. The largest of these is Japanese. With foreign alliances having been formed with other domestic companies, Verson is now the only wholly American owned company competing in this upper end segment. Press manufacturers compete on the basis of technology, capability, reliability and price. The larger presses are huge pieces of machinery standing over three stories tall and weighing as much as 3 1/2 million pounds. Consequently, the barriers to entry for new competitors are almost impossible due to required capital.

    INDUSTRY. Verson operates principally in North America and is part of the U.S. machine tool industry. Shipments in the machine tool industry during 1993 exceeded $3 billion. The American automotive industry, which has a significant impact on the machine tool industry, has lost a substantial portion of the U.S. market to Japanese and other importers. Domestic automobile manufacturers have reduced their total manufacturing capacity by closing marginal assembly and stamping plants. They are seeking to become more cost-effective by requiring quality parts, implementing Just-In-Time concepts, obtaining price reductions from suppliers, as well as redesigning cost out of automobiles, and restructuring and automating their manufacturing processes.

    Automotive industry studies identify automation as the number one strategy for cost reduction. The Verson division of Allied Products is in a strong position to capitalize on major retooling and modernization programs as they become available. The second wave of this demand is being felt now with major suppliers to the automakers converting to new technology. Demand from the appliance industry continues to grow, more than offsetting declines in aerospace and ordnance.

THERMOPLASTIC RESINS --

    PRODUCTS AND SERVICES. The Coz division (acquired in 1967) of Allied Products provides a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. Coz offers a full line of materials supply to include specialty thermoplastic compounds and compounding services, color and additive concentrates, the reprocessing of scrap thermoplastic resins, and the brokering of prime and secondary materials.

    Coz purchases unmodified thermoplastic resins from major basic resin suppliers and combines or alloys these resins with various additives to achieve certain desired properties such as color and/or heat resistance. The resins Coz purchases are generally in the form of small plastic pellets as are the finished products supplied by Coz to its customers.

    Coz's   brokerage   operation  provides   its   customers  with   prime  and
off-specification materials at competitive prices in large or small quantities as required. Substantial on-site inventories facilitate short delivery cycles.

    As an additional service to its customers, Coz also reprocesses scrap generated in molding or extrusion activities, thereby economically turning scrap into useful materials.

    MARKETING. All sales are handled on a direct basis by salaried employees who receive a significant part of their compensation from commissions. The sales staff is strongly supported by technical personnel, both in product development and in customer start-ups, applications, or training. Plant-to-plant visits and technical conferences are commonplace. The bulk of Coz's sales activity is in the northeastern United States.

    COMPETITION. Coz's competition comes from several different levels in the plastics industry, including basic resin producers, plastic distributors, brokers, concentrate suppliers and independent thermoplastic compounders.

    Coz differentiates itself from its competition by covering all aspects of plastics material supply to include compounding, color and additives concentrates, toll processing customers' materials, reprocessing scrap materials, and brokering both prime and off-spec materials.

    Over its thirty-five year business life, Coz has developed significant technical capabilities supported by excellent laboratory and production equipment which results in Coz being positioned as a high end co-developer for special customer applications.

    INDUSTRY. The thermoplastic compounding industry is expected to have 1994 sales of about $19 billion and is experiencing real growth at a rate of about 5 per cent annually.

    Independent compounders such as Coz are numerous and generally focus on a relatively small geographic area.

    Industry consolidation is occurring as some larger companies have been attracted to the growth opportunities in thermoplastic compounding.

SALES BACKLOG

    Sales backlog from continuing operations as of December 31, 1993 was $68,722,000 compared to $94,841,000 at December 31, 1992. The difference is attributable to a large press order at the Verson division for which production was completed in 1993.

EMPLOYEES

    Allied   Products   currently  employs   approximately   1,500  individuals.
Approximately 23% of Allied Products' employees are represented by unions.

    Allied Products has encouraged ownership of its stock by employees. As of December 31, 1993 approximately 488 employees participated in the SMART plan which owns approximately 630,000 shares of Allied Products' Common Stock or approximately 7% of the total shares outstanding. However, an amendment to the Plan has caused the discontinuance of purchases of Allied Products stock by the plan.

RAW MATERIALS AND SOURCES OF SUPPLY

    The principal raw material used by the farm implement and metal press operations include steel and other metals and purchased components. The thermoplastic division uses thermoplastics resins and other chemicals. During 1993, the materials needed by Allied Products have generally been available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

PATENTS, TRADEMARKS AND LICENSES

    Allied Products owns the federally registered trademarks "Bush Hog" and "Lilliston" used on its agricultural equipment products and "Verson" on its metal forming presses, all of which it considers material to its business. While Allied Products believes that the other trademarks used by each of its operations are important, none of the patents, licenses, franchises or such other trademarks are considered material to the operation of its business.

MAJOR CUSTOMERS

    Net sales from continuing operations to the three major U.S. automobile manufacturers accounted for approximately 25% of total consolidated sales from continuing operations in 1993. Approximately 3% and 24% of Allied Products' consolidated net sales from continuing operations in 1991 and 1992, respectively, were derived from sales to the major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

SEASONALITY

    Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not effected by seasonality.

ENVIRONMENTAL FACTORS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of March 26, 1994.

                    NAME                                         POSITION WITH ALLIED PRODUCTS                    AGE
- ---------------------------------------------  -----------------------------------------------------------------  ---
Richard A. Drexler...........................  Chairman, President and Chief Executive Officer                    46
James J. Hayden..............................  Executive Vice President and Chief Financial Officer               58
Kenneth B. Light.............................  Executive Vice President, Chief Administrative Officer and
                                                 Secretary                                                        61
Martin A. German.............................  Senior Vice President                                              57
Bobby M. Middlebrooks........................  Senior Vice President                                              58
Robert J. Fleck..............................  Vice President-Accounting and Chief Accounting Officer             46
Patrick J. Riley.............................  Vice President and Treasurer                                       58

    No family relationships exist among the executive officers.

    Each executive officer, except Messrs. Hayden and German, has been employed by Allied Products for over ten years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

    Mr. Drexler, who became Chairman in 1993, has been President and a Director of Allied Products since 1982, has been Chief Executive Officer since 1986 and was Acting Chief Financial Officer from 1991 to 1992, Chief Financial Officer from 1989 to 1990 and Chief Operating Officer from 1981 to 1986. He was also Chief Financial Officer from 1977 to 1987. Prior to becoming President, Mr. Drexler served as Executive Vice President, Senior Vice President of Administration, Vice President of Administration, Staff Vice President-Development, and Director of Planning.

    Mr. Hayden has been Executive Vice President and Chief Financial Officer since 1993 and was Senior Vice President and Chief Financial Officer from 1992 to 1993. He was Executive Vice President and Chief Financial Officer from 1987 to 1989, at which time he left to pursue private interests. Prior to joining Allied Products in 1987, he was President of Rexnord Automation, a subsidiary of Rexnord Inc., since 1983. He became a Director of Allied Products in 1993.

    Mr. Light has been Executive Vice President and Chief Administrative Officer since 1982 and has also served as Secretary since 1972. From 1980 to 1982, he was Senior Vice President-Administration, from 1976 to 1980 he was Vice President-General Counsel and prior to that he was General Counsel and Director of the Corporate Law Department. He became a Director of Allied Products in 1993.

    Mr. German was elected Senior Vice President in 1991 and was Vice President from 1989. Since joining Allied Products in 1986, he has been President of the Verson Allsteel Press division. Prior to joining Allied Products, he was Vice President and General Manager of the Turning Division of Warner & Swasey Company.

    Mr. Middlebrooks has been Senior Vice President since 1985 and Vice President of Allied Products since 1984 in charge of the former Agricultural Equipment Group. Prior to that, he was President-Bush Hog Implements Division. He joined Bush Hog in 1955.

    Mr. Fleck has been Vice President-Accounting since 1985 and Chief Accounting Officer since 1986. From 1983 to 1985 he was Staff Vice President-Accounting and prior to that he served as Corporate Controller and in various other accounting positions for Allied Products. Prior to joining Allied Products in 1974, he was an internal auditor with Marquette Cement Company, a national cement manufacturing company.

    Mr. Riley has been Vice President & Treasurer since 1993. Prior to that he has been Treasurer of Allied Products since 1976. Prior to that he was Assistant Treasurer and Director of Cash Management of Allied Products since 1969.

ITEM 2.  PROPERTIES

    Allied Products owns or leases four manufacturing facilities in three states for the production of its various products and maintains warehouses facilities in various locations throughout the United States and Canada.

    Management is of the opinion that all facilities are of sound construction, in good operating condition and are adequately equipped for carrying on the business of the Company.

    Operations at the Bush Hog division are conducted in Selma, Alabama in two owned (mortgaged) facilities containing approximately 700,000 square feet in total. The division also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations at the
Verson division are conducted in Chicago, Illinois in an owned facility containing approximately 350,000 square feet. Operations at the Coz division are conducted in Northbridge, Massachusetts in a leased facility containing approximately 150,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements with respect to the Company's involvement in legal proceedings as a defending party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange is as follows:

- -----------------------------------------------------------------------------------------------------
                                BEGINNING
                                OF         END OF
            1992                 YEAR       YEAR      1992 QTR    HIGH        LOW        DIVIDEND
- -----------------------------------------------------------------------------------------------------
Common                          $ 3 1/8    $ 3           1       $ 4        $ 2 7/8         $--
- -----------------------------------------------------------------------------------------------------
                                                         2         3          1 7/8         --
- -----------------------------------------------------------------------------------------------------
                                                         3         2 3/4      1 3/4         --
- -----------------------------------------------------------------------------------------------------
                                                         4         3 3/8      1 1/2         --
- -----------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------
                                BEGINNING
                                OF         END OF
            1993                 YEAR       YEAR      1993 QTR    HIGH        LOW        DIVIDEND
- -----------------------------------------------------------------------------------------------------
Common                          $ 3        $12 1/2       1       $ 8 1/4    $ 2 3/4         $--
- -----------------------------------------------------------------------------------------------------
                                                         2        15 7/8      7 1/4         --
- -----------------------------------------------------------------------------------------------------
                                                         3        15 1/8      9 1/2         --
- -----------------------------------------------------------------------------------------------------
                                                         4        13 3/8     10 1/4         --
- -----------------------------------------------------------------------------------------------------

    As of April 8, 1994, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,800.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements regarding dividend restrictions. The Company has paid no dividend since fiscal year 1982. The Company does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                            1989                1990              1991                1992                1993
                                    --------------------  ----------------  ----------------  --------------------  ----------------
Net sales from continuing
 operations (A)...................  $    189,464,000      $    172,506,000  $    159,023,000  $    195,341,000      $    217,988,000
Income (loss) from continuing
  operations (A)..................  $    (15,423,000)(B)  $     (9,763,000) $     (4,500,000) $      1,774,000(C)   $      5,951,000
Earnings (loss) per common share
  from continuing operations
  (A).............................           $(3.73)(B)            $(2.43)      $(1.12)                  $(.08)   (C)       $.43
Total assets......................  $     487,048,000     $    439,526,000  $    326,702,000  $     284,612,000     $    192,040,000
Long-term debt (including
  capitalized leases and
  redeemable preferred stock).....  $     230,001,000     $     53,750,000  $     37,799,000  $     117,833,000     $     23,522,000
Cash dividend declared per common
  share...........................         $--                  $--               $--                $--                  $--

- ------------------------
(A)   Restated prior to 1993 to reflect the effects of discontinued operations.
(B) Excludes a charge of $2,141,000 ($.43 per common share) relating to a change in method of recognizing expenses associated with certain dealer costs.
(C) Excludes a charge of $1,739,000 ($.21 per common share) relating to the transition effect of adopting SFAS No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions--on an immediate recognition basis.

The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OPERATING RESULTS
    Reference is made to Note 2 of Notes to Consolidated Financial Statements regarding the sale/ shutdown and restructuring of operations from 1991 through the end of 1993 and a letter of intent signed subsequent to the end of 1993 related to the Cooper division.

    With all of the operation changes that have taken place during 1993 (the close down of Kewanee Farm Equipment, International Agro, R/B Die and Prototype and the Charles City operation, the sale of Smith Energy Services and White-New Idea Farm Equipment divisions and the contemplated sale of the Cooper division), the Company has included all of these operations and a pro rata allocation of financing costs and administrative and interest expense (based upon these operation's proportionate share of consolidated invested capital) under the caption "Discontinued operations--Income (loss) from operations" in the accompanying Consolidated Statements of Income (Loss). Previously issued Consolidated Statements of Income (Loss) have been restated to reflect the effect of these discontinued operations. With the completion of the sale of the Cooper division, the Company will have completed its operations divestiture program.

1993 COMPARED TO 1992

    Net sales from continuing operations in 1993 were $217,988,000 compared to net sales from continuing operations of $195,341,000 in 1992. Net sales at all continuing operations in 1993 increased over levels reported in 1992. Income from continuing operations in 1993 was $5,951,000 compared to income from continuing operations of $1,774,000 in the previous year.

    At the Bush Hog division, net sales increased by over 10% in the current year. Despite the significant flooding in the late spring and early summer months in the midwest and summer drought in the southeast portion of the country, the Bush Hog division did not feel any long-term negative impact and, in some product lines, experienced increased sales volume due to the wetter than normal weather conditions. The majority of the increase in net sales was associated with increased unit sales within the cutter and loader product lines. Service parts sales also increased with the addition of the Kewanee Farm Equipment service parts. These increases were partially offset by the effect of lower peanut combine sales in 1993. Unit sales decreased due to a larger than anticipated carryover of dealer stock from the prior year. Production was reduced in relation to this product in 1993. Gross profits and gross profit margins improved at the Bush Hog division in 1993 compared to 1992. The increase in gross profits was primarily related to the effects of increased sales volume in 1993 as discussed above. The increase in gross profit margins was primarily associated with increased efficiencies and facility utilization in the current year. The division was operating at very close to 100% capacity in 1993 and, based upon the current outlook and backlog of orders, should continue to produce at this capacity level in 1994.

    At the Verson division, net sales increased by almost 14% in 1993 over that reported in 1992. During 1993, the division completed production on a large press order received in the latter portion of 1991. The division also benefitted from the large carryover of orders received in 1992 on which production was completed in the current year. In addition, the rebuild press market has provided additional opportunities for the Verson division in 1993 and should continue to provide more opportunities in 1994 and beyond. Receipt of new orders in 1993 remained strong. While gross profits at the Verson division in 1993 increased, due primarily to increased sales volume as discussed above, gross profit margins decreased slightly. This decrease related to the mix of products sold in the current year compared to that of the prior year.

    At the Coz division, net sales increased by almost 13% in the current year compared to net sales of 1992. The increase was related primarily to increased volume of shipments and, to a lesser degree, mix of products sold. Gross profits increased, principally due to the increase in sales volume. Gross profit margins also improved slightly due to increased facility utilization in the current year.

    Selling and administrative expenses increased in 1993 to $31,427,000 (14.4% of net sales from continuing operations) from $31,117,000 (15.9% of net sales from continuing operation). All manufacturing operations experienced slight increases in these expenses in 1993, with most of the increases related to normal cost changes in salaries and other employee related costs (fringe benefits, etc.). These increases were partially offset by decreases in administrative costs at the Corporate Office. These decreases were primarily represented by lower professional fees and bank costs, most of which related to costs incurred in 1992 associated with the restructuring of the Company's finances in January 1993 as described in Note 4 of Notes to Consolidated Financial Statements. Other costs savings at the Corporate Office included the elimination of the centralized Management Information Systems operation during the third quarter of 1993.

    Interest expense decreased to $6,376,000 in 1993 from $6,864,000 reported on a restated basis in 1992.

These interest expense balances are net of amounts ($4,450,000 in 1993 and $7,558,000 in 1992) allocated to "Discontinued operations--Income (loss) from operations" based upon the proportionate share of invested capital of discontinued operations to total consolidated invested capital. The overall cause of the decrease in interest expense relates primarily to decreased debt levels and, to a lesser extent, lower interest rates in 1993. The majority of the cash generated from operations either shut down or sold in 1993 was used to reduce outstanding debt, primarily under the amended and restated credit and debt restructuring agreement entered into during the first quarter of 1993.

    Other expense in 1993 was $4,614,000 compared to other expense of $3,494,000 in 1992. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1993 and 1992.

    In 1993, the Company made a provision of $700,000 for additional restructuring costs, all of which was charged to "Discontinued operation--Income
(loss) from operations." In 1992, the Company made a provision of $7,800,000 for restructuring costs as previously disclosed. Of this amount, $7,044,000 was charged to "Discontinued operations--Income (loss) from operations." The remaining balance in 1992 was associated with provisions for elimination of the centralized MIS operation at the Corporate Office and the consolidation of the Kewanee service parts operation into Bush Hog.

    Income from discontinued operations in 1993 totaled $11,385,000 compared to a loss from discontinued operations of $24,989,000 in 1992. Operating income related to discontinued operations increased by over $19,000,000 (before allocation of the provision for restructuring costs, financing costs and administrative and interest expense) due primarily to improved results at the White-New Idea and Charles City divisions in 1993. Production levels were significantly reduced 1992 in order to reduce the Company's investment in receivables at the White-New Idea division. Increased production in 1993 as well as the effect of cost reduction measures implemented, resulted in an increase of over $12,500,000 in operating income. At the Charles City division, operating income related to discontinued operations increased by over $3,000,000 (before allocation of costs described above) in 1993. In the early part of 1993, the Company announced the closing of the operation. Upon notification of the closure, customers ordered more than normal quantities of products from the division to bridge their manufacturing needs until another source of product could be identified, resulting in above normal sales and production at this division in 1993. Interest expense allocation to discontinued operations in 1993 was $4,450,000 in 1993 compared to $7,558,000 in the prior year. The restructuring reserve charged to discontinued operations ($700,000 in 1993, $7,044,000 in 1992 and $6,200,000 in 1991) included provisions for 1993 operating losses subsequent to the respective closure of the operations for which the reserve was set up. Operating losses charged to the reserve in 1993 totaled approximately $4,600,000. The gain on disposition of discontinued operations in 1993 represents the gain (net of related expenses) associated with the disposition of the White-New Idea division in the last quarter of 1993. The gain on disposition of discontinued operations in 1992 was principally related to the reversal of a reserve established in the prior year for the estimated loss on the anticipated sale of the remaining receivables related to the tractor business. The anticipated sale and loss did not take place; instead, the receivables were collected without significant loss. Reference is made to Note 4 of Notes to Consolidated Financial Statements relating to the $2,052,000 extraordinary loss on the early extinguishment of debt in 1993.

1992 COMPARED TO 1991

    Net sales from continuing operations in 1992 were $195,341,000 compared to net sales from continuing operations of $159,023,000 in 1991. Net sales at all continuing operations in 1992 increased over levels reported in the prior year. Income from continuing operations in 1992 was $1,774,000 compared to a loss from continuing operations of $4,500,000 in 1991.

    At the Bush Hog division, net sales increased by 10% in 1992 over 1991 net sales levels. The most significant increases were noted within the rotary cutter and disk mower product lines. Weather conditions were generally favorable in the market areas where these products were sold. These increases were partially offset by lower peanut combine sales in 1992. Gross profits increased in 1992 primarily from the effect of increased sales volume. Gross profit margins increased slightly in 1992, principally from the favorable effects of cost reduction measures, resulting in decreased overhead costs.

    At the Verson division, net sales increased by over 47% in 1992 compared to net sales reported in 1991. In general, the division benefitted from the improvement in the automotive, appliance and office furniture economy here in the United States. More specifically, the operation received a large press order from an automotive manufacturer in the last half of 1991 on which work began in the early part of 1992. In addition, numerous other press orders were received in late 1991 and early 1992 on which work was completed in 1992. Gross profits and gross profit margins improved significantly in

1992 when compared to 1991. Approximately 40% of the increase in gross profits was related to increased sales volume as discussed above. Gross profits and gross profit margins also increased due to the favorable mix of products sold and the implementation of cost reduction measures. Increased facility utilization also played an important role in these profit and margin improvements.

    At the Coz division, net sales increased in 1992 by over 8% of the prior year's level. Sales increased throughout all product lines. Gross profits and gross profit margins increased in 1992 at this division. Approximately 60% of the increase in gross profits was associated with increased sales volume. The remaining portion of the increase in gross profits and the improvement in margins was related to the mix of products sold. During 1992, product sales contained a lower material content offset in part by increased labor and overhead content. These favorable changes were partially offset by increased shipping expenses, primarily related to the increased sales volume.

    Selling and administrative expenses in 1992 increased to $31,117,000 (15.9% of net sales from continuing operations) from $27,369,000 (17.2% of net sales from continuing operations) in 1991. At the Bush Hog division, the increase in selling expense was primarily related to increased sales commissions. At the Verson division, selling expense increases were associated with the expansion of staff levels and other employee related costs. Increases within administrative expenses were generally related to normal cost increases (wages, fringe benefits, insurance, etc.) which were incurred over the period of time noted. Increases were partially offset by management of these costs throughout the Company.

    Interest expense associated with continuing operations for 1992 ($6,864,000) approximated that reported in the prior year ($6,889,000). These interest expense balances are net of amounts ($7,558,000 in 1992 and $9,872,000 in 1991) allocated to "Discontinued operations--Income (loss) from operations" based upon the proportionate share of invested capital of discontinued operations to total consolidated invested capital. Approximately half of the overall decrease in interest expense was associated with lower average borrowing levels during the year. The effect of lower interest rates also resulted in a decrease in the overall interest expense.

    Other expenses in 1992 was $3,494,000 compared to other expenses of $1,173,000 in 1991. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1992 and 1991.

    Prior to 1991, the Company recorded a $6,258,000 charge for the write down of inventories to the lower of cost or market value and the estimated shutdown expenses of the Loadcraft division of the former Industrial Products/Energy Services Group. During 1991, the Company completed the shutdown of the Loadcraft operation. The actual costs of this project was $885,000 less than originally anticipated. This excess provision was credited to income in 1991 under the caption "Reversal of provision for writedown of inventory" in the accompanying Consolidated Statements of Income (Loss).

FINANCIAL CONDITION
1993

    The working capital at December 31, 1993 was $31,664,000 and the current ratio was 1.31 to 1.0. Net accounts receivable decreased by over $56,000,000 in 1993. Of that amount, approximately $29,000,000 was associated with the sale of the White-New Idea division in December 1993 and approximately $27,000,000 was associated with the winding down of other discontinued operations during 1993. There were no other significant changes in receivable levels during 1993. Inventories decreased by over $52,000,000 since the end of 1992. Approximately half of the decrease was related to the sale of the White-New Idea division discussed above. An additional reduction of over $8,000,000 was associated with the wind down of other discontinued operations. The Bush Hog division reduced their net inventory levels by over $3,000,000 in 1993 due to improved purchasing and manufacturing management and the effects of increased sales volume. Inventories also decreased significantly at the Verson division. At the end of 1992, a large press order was in process. By the end of 1993, most of this order was shipped to the customer.

    The decrease in Other Assets reflects the collection of notes taken in exchange for fixed assets and operation dispositions in prior years and the amortization of deferred charges (goodwill). Fixed asset additions of $8,128,000 were financed primarily through internally generated funds.

    Reduction in debt and accounts payable were primarily the result of funds generated from the sale of businesses (Smith Energy Services and White-New Idea) and the liquidation of assets (primarily receivables and inventories) associated with other discontinued operations. During the year, the Company had made an additional provision of $700,000 to the restructuring reserve. In addition, amounts totaling $9,515,000 were charged against the reserve. Charges included operating results subsequent to the date of shutdown or disposition, losses/gains on the disposition of assets associated with these operations, severance costs and expenses associated with the moving of inventory and fixed assets from discontinued operations to continuing operations. At December 31, 1993, the Company had a remaining reserve of $5,097,000 for additional future costs associated with certain discontinued operations.

1992

    The working capital at December 31, 1992 was $92,195,000 and the current ratio was 1.80 to 1.0. Net accounts receivable decreased by almost $27,000,000 in 1992. Net receivables associated with farm implements decreased by over $39,000,000 in 1992. The entire decrease was associated with the White-New Idea division where production and shipments to dealers decreased significantly, especially during the second and third quarters when the operation was shut down. The decrease was planned so as to reduce the division's investment in receivables. Cash collections associated with farm implements are generally dependent upon the retail sale of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the agricultural equipment industry. This decrease in receivables was partially offset by increased net receivables in the former Industrial Products/Energy Services Group, primarily at the Verson and R/B Die and Prototype operations. At the Verson division, a large shipment against a press order was made in the latter part of the fourth quarter, resulting in increased receivable levels. The R/B Die and Prototype division has been invoicing several customers against large orders in process during the last half of 1992.

    Net inventories have increased by approximately $4,000,000 in 1992. The most significant increase was at the Verson division where production continued on a large press order. This increase was partially offset by lower inventory levels at the White-New Idea division. As noted earlier, production methods have been changed at this division so that the time between the manufacturing and retail selling of the product is decreased. Besides reducing receivable levels, this has resulted in decreased inventory levels.

    The decrease in Other Assets reflects the collection of notes taken in exchange for fixed asset and operation dispositions in prior years, the amortization of deferred charges (goodwill) and the reclassification of certain assets held for sale to fixed assets. Fixed asset additions of $4,189,000 were financed primarily through internally generated funds.

    Reductions in debt and accounts payable were the result of funds generated from decreased receivables levels, as discussed above, and additional borrowings from a financial institution independent of the senior secured lenders. Under this borrowing agreement, the Coz division of the former Industrial Products/Energy Services Group was set up as a wholly-owned subsidiary with separate borrowing capacity. The increase in accrued expenses reflects an accrual of $7,800,000 for the continued restructuring of the Company (as discussed above) and an accrual of $1,739,000 associated with transition effect of adopting SFAS No. 106 during 1992.

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to Note 4 of Notes to Consolidated Financial Statements regarding financing arrangements entered into during 1993 and the first quarter of 1994.

    In December 1992, the Company's shareholders approved amendments to the Certificates of Designation of its Series B and Series C Preferred Stocks which accelerated the mandatory redemption schedules of both series. In January 1993, the Company issued 329,984 shares of its common stock to the holders of the preferred stocks in payment of past due dividends which were due on or before October 2, 1992. The payments in common stock were pursuant to outstanding agreements with the holders of the preferred stocks which agreements had been extended in 1991 to dividends payable on or before October 2, 1992.

    Effective January 29, 1993, the Company entered into agreements with the holders of the Series B and Series C Preferred Stock pursuant to which the Company agreed to pay cash and subordinated notes for the past due redemption of Series B Preferred Stock as well as scheduled dividends and redemptions from January 2, 1993 to January 2, 1995. Subordinated notes issued to the preferred stockholders provide for quarterly payments of interest in cash. Subsequent to the end of 1993, all amounts due under the subordinated notes issued to the holders of the Series C Preferred Stock were paid in cash. Amounts due to the holders of the Series B Preferred Stock are due in June 1994.

    The Company's failure to pay when due the October 2, 1992 dividend on its Series C Cumulative Preferred Stock constituted a default in the payment of a dividend pursuant to the Series C Preferred Stock Certificate of Designation. If the Company defaults in the payment of two additional quarterly dividends or any mandatory redemption, the Series C Preferred Stockholders shall have the right to convert the Series C Preferred Stock into shares of common stock at a ratio determined by reference to the lowest market price of the Company's Common Stock during the calendar quarter preceding the date of such default. If the holders became entitled to exercise such conversion rights, shares of common stock issuable upon conversion could represent a significant portion of the total outstanding

Company Common Stock. During 1993, the Company has been in compliance with all provisions of loan agreements in effect.

IMPACT FROM NOT YET EFFECTIVE RULES

    In November 1992, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 112 -- Employers' Accounting for Postemployment Benefits -- which requires the recognition of the obligation to provide post-

employment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. The Company does not have any such formal program for employees and has expensed such costs as incurred in instances where such benefits have been provided. Adoption of this statement is required for fiscal years beginning after December 15, 1993. The Company anticipates that the cumulative adjustment from the application of this accounting principle will not have a material effect on its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    We have audited the consolidated balance sheets of Allied Products Corporation and consolidated subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 1993. We have also audited the financial statement schedules listed in Part IV of Form 10-K, Item 14(a)2 for each of the three years in the period ended December 31, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and consolidated subsidiaries as of December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 1, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.

                                          COOPERS & LYBRAND

Chicago, Illinois
April 13, 1994

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1991              1992              1993
                                                              ----------------  ----------------  ----------------
Net sales from continuing operations........................  $    159,023,000  $    195,341,000  $    217,988,000
Cost of products sold.......................................       128,977,000       151,336,000       169,184,000
                                                              ----------------  ----------------  ----------------
  Gross profit..............................................  $     30,046,000  $     44,005,000  $     48,804,000
                                                              ----------------  ----------------  ----------------
Other costs and expenses--
  Selling and administrative expenses.......................  $     27,369,000  $     31,117,000  $     31,427,000
  Interest expense..........................................         6,889,000         6,864,000         6,376,000
  Other (income) expense, net...............................         1,173,000         3,494,000         4,614,000
  Reversal of provision for writedown of inventory                    (885,000)        --                --
  Provision for restructuring costs.........................         --                  756,000         --
                                                              ----------------  ----------------  ----------------
                                                              $     34,546,000  $     42,231,000  $     42,417,000
                                                              ----------------  ----------------  ----------------
Income (loss) before taxes from continuing operations before
  extraordinary item and change in accounting principle.....  $     (4,500,000) $      1,774,000  $      6,387,000
Provision for income taxes..................................         --                --                  436,000
                                                              ----------------  ----------------  ----------------
Income  (loss)   from  continuing   operations  before   ex-
  traordinary charge and change in accounting principle.....  $     (4,500,000) $      1,774,000  $      5,951,000
                                                              ----------------  ----------------  ----------------
Discontinued operations (net of tax):
  Income (loss) from operations.............................  $    (23,896,000) $    (25,814,000) $      5,847,000
  Gain (loss) on disposition of discontinued operations.....        (5,647,000)          825,000         5,538,000
                                                              ----------------  ----------------  ----------------
  Income (loss) from discontinued operations................  $    (29,543,000) $    (24,989,000) $     11,385,000
                                                              ----------------  ----------------  ----------------
Income  (loss)  before  extraordinary charge  and  change in
  accounting principle......................................  $    (34,043,000) $    (23,215,000) $     17,336,000
Extraordinary loss  on early  extinguishment of  debt,  less
  applicable income tax benefit.............................         --                --               (2,052,000)
                                                              ----------------  ----------------  ----------------
Income (loss) before change in accounting principle.........  $    (34,043,000) $    (23,215,000) $     15,284,000
Effect of change in accounting principle....................         --               (1,739,000)        --
                                                              ----------------  ----------------  ----------------
Net income (loss)...........................................  $    (34,043,000) $    (24,954,000) $     15,284,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net income (loss) applicable to common stock................  $    (36,887,000) $    (27,356,000) $     13,211,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Earnings (loss) per common share
  Continuing operations.....................................      $(1.12)            $(.08)            $ .43
  Discontinued operations...................................       (4.50)            (3.03)             1.27
  Extraordinary loss........................................         --                --              (.23)
  Effect of change in accounting principle..................         --              (.21)               --
                                                                   ------            ------            ------
  Income (loss) per common share............................      $(5.62)           $(3.32)            $1.47
                                                                   ------            ------            ------
                                                                   ------            ------            ------
Average number of common shares outstanding.................     6,558,000         8,247,000         8,999,000

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993
                                     ASSETS

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1992              1993
                                                                             ----------------  ----------------
Current Assets:
  Cash and cash equivalents................................................  $      5,446,000  $     44,416,000
                                                                             ----------------  ----------------
  Notes   and  accounts  receivable,  less  allowances  of  $2,914,000  and
   $1,996,000, respectively................................................  $    101,054,000  $     44,415,000
                                                                             ----------------  ----------------
  Inventories:
    Raw materials..........................................................  $     16,908,000  $      9,407,000
    Work in process........................................................        44,540,000        18,161,000
    Finished goods.........................................................        35,715,000        17,156,000
                                                                             ----------------  ----------------
                                                                             $     97,163,000  $     44,724,000
                                                                             ----------------  ----------------
  Prepaid expenses.........................................................  $      3,187,000  $      1,915,000
                                                                             ----------------  ----------------
          Total current assets.............................................  $    206,850,000  $    135,470,000
                                                                             ----------------  ----------------
Plant and Equipment, at cost:
  Land.....................................................................  $      2,781,000  $      2,454,000
  Buildings and improvements...............................................        34,510,000        34,573,000
  Machinery and equipment..................................................        82,875,000        37,946,000
                                                                             ----------------  ----------------
                                                                             $    120,166,000  $     74,973,000
  Less--Accumulated depreciation and amortization..........................        71,800,000        43,923,000
                                                                             ----------------  ----------------
                                                                             $     48,366,000  $     31,050,000
                                                                             ----------------  ----------------
Other Assets:
  Notes receivable, due after one year.....................................  $      9,366,000  $      8,465,000
  Deferred charges (goodwill), net of amortization.........................        18,760,000        16,693,000
  Other....................................................................         1,270,000           362,000
                                                                             ----------------  ----------------
                                                                             $     29,396,000  $     25,520,000
                                                                             ----------------  ----------------
                                                                             $    284,612,000  $    192,040,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                                       DECEMBER 31,
                                                                            ----------------------------------
                                                                                  1992              1993
                                                                            ----------------  ----------------
Current Liabilities:
  Revolver loan...........................................................  $      3,614,000  $      4,382,000
  Current portion of long-term debt.......................................        38,391,000        39,343,000
  Accounts payable........................................................        21,721,000        13,957,000
  Accrued expenses........................................................        50,929,000        46,124,000
                                                                            ----------------  ----------------
              Total current liabilities...................................  $    114,655,000  $    103,806,000
                                                                            ----------------  ----------------
Long-term debt, less current portion shown above..........................  $     97,933,000  $     10,622,000
                                                                            ----------------  ----------------
Deferred credits and other long-term liabilities..........................  $      5,889,000  $      2,701,000
                                                                            ----------------  ----------------
Redeemable preferred stock:  $10.81 Series C  Cumulative Preferred  Stock;
  stated  value  $100 per  share,  authorized 150,000  shares;  issued and outstanding 150,000 and 129,000  shares at December  31, 1992 and  1993,
  respectively............................................................  $     15,000,000  $     12,900,000
                                                                            ----------------  ----------------
Series  B Variable Rate Cumulative Preferred Stock, redeemable in cash and
  subordinated notes......................................................  $      4,900,000  $      --
                                                                            ----------------  ----------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock--
    Series B Variable  Rate Cumulative Preferred  Stock, stated value  $50 per  share; authorized 350,000 shares; issued and outstanding 244,800 and 180,800 shares at December  31, 1992 and 1993, respectively,  net
     of amount shown above................................................  $      7,340,000  $      9,040,000
    Undesignated--authorized  1,500,000  shares at  December 31,  1992 and
     1993; none issued....................................................         --                --
  Common stock, par  value $.01 per  share; authorized 25,000,000  shares;
   issued  8,626,249 and 9,089,748  shares at December  31, 1992 and 1993,
   respectively...........................................................            86,000            91,000
  Additional paid-in capital..............................................        90,930,000        92,395,000
  Retained earnings (deficit).............................................       (52,121,000)      (39,515,000)
                                                                            ----------------  ----------------
                                                                            $     46,235,000  $     62,011,000
                                                                            ----------------  ----------------
                                                                            $    284,612,000  $    192,040,000
                                                                            ----------------  ----------------
                                                                            ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                             YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                     1991             1992             1993
                                                                ---------------  ---------------  ---------------
Cash Flows from Operating Activities:
  Net income (loss)...........................................  $   (34,043,000) $   (24,954,000) $    15,284,000
  Adjustments to  reconcile  net  income (loss)  to  net  cash provided from (used for) operating activities:
    Income   (loss)  on  disposition  of  discontinued  opera-
     tions....................................................        5,647,000         (825,000)      (5,538,000)
    Extraordinary loss on early extinguishment of debt........        --               --               2,052,000
    Reversal of provision for writedown of inventory and other
     consolidation costs......................................       (1,124,000)       --               --
    Effect of provision for restructuring costs...............        6,200,000        7,800,000          700,000
    Effect of change in accounting principle..................        --               1,739,000        --
    Depreciation and amortization.............................       11,722,000       11,020,000        7,402,000
    Amortization of deferred charges and (credits), net.......          200,000         (216,000)        (216,000)
    Amortization of noncash deferred loans costs..............        --               1,657,000        --
    Changes in noncash assets and liabilities, net of  effects of assets/businesses sold and noncash transactions:
      Decrease in accounts receivable.........................       44,299,000       26,411,000       29,581,000
      (Increase) decrease in inventories......................        5,778,000       (4,739,000)      22,034,000
      (Increase) decrease in prepaid expenses.................       (1,871,000)         919,000          784,000
      Decrease in notes receivable, due after one year........        3,121,000        3,788,000          997,000
      (Decrease) in accounts payable and accrued expense......       (5,591,000)     (12,280,000)      (5,219,000)
    Other, net................................................          183,000        1,763,000         (107,000)
                                                                ---------------  ---------------  ---------------
  Net cash provided from operating activities.................  $    34,521,000  $    12,083,000  $    67,754,000
                                                                ---------------  ---------------  ---------------
Cash Flows from Investing Activities:
  Additions to plant and equipment............................  $    (5,379,000) $    (3,856,000) $    (7,741,000)
  Proceeds from sales of plant and equipment..................        1,986,000          611,000        8,311,000
  Proceeds from sales of assets/businesses....................       30,957,000        2,098,000       62,834,000
                                                                ---------------  ---------------  ---------------
  Net cash provided from (used for) investing activities......  $    27,564,000  $    (1,147,000) $    63,404,000
                                                                ---------------  ---------------  ---------------
Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt...................  $    13,057,000  $     7,975,000  $    33,348,000
  Borrowings under the revolver loan agreements...............        --              26,559,000      145,081,000
  Payments under the revolver loan agreements.................        --             (22,945,000)    (129,777,000)
  Payments of short and long-term debt........................      (80,323,000)     (24,637,000)    (139,769,000)
  Payment of preferred stock redemptions and dividends........        --               --              (1,782,000)
  Stock option transactions...................................        --               --                 711,000
                                                                ---------------  ---------------  ---------------
  Net cash used for financing activities......................  $   (67,266,000) $   (13,048,000) $   (92,188,000)
                                                                ---------------  ---------------  ---------------
  Net increase (decrease) in cash and cash equivalents........  $    (5,181,000) $    (2,112,000) $    38,970,000
  Cash and cash equivalents at beginning of year..............       12,739,000        7,558,000        5,446,000
                                                                ---------------  ---------------  ---------------
  Cash and cash equivalents at end of year....................  $     7,558,000  $     5,446,000  $    44,416,000
                                                                ---------------  ---------------  ---------------
                                                                ---------------  ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1991            1992            1993
                                                                   --------------  --------------  --------------
Supplemental Information:
      (A)  Noncash investing and financing activities:
       1.  Assets acquired through the assumption of debt........  $    1,096,000  $      333,000  $      387,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       2.  Series   B  Preferred   stock  dividends  paid/payable
             through the issuance of common stock................  $    1,223,000  $      596,000  $      398,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       3.  Series B Preferred stock redemptions ($3,200,000)  and dividends  ($666,000) paid  through the  issuance of
             subordinated debt, net of $722,000 cash paid........  $     --        $     --        $    3,144,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       4.  Redemption of Series  B Preferred  stock paid  through
             the issuance of common stock........................  $    1,660,000  $     --        $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       5.  Series   C  Preferred   stock  dividends  paid/payable
             through the issuance of common stock................  $    1,621,000  $    1,216,000  $      405,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       6.  Series C Preferred stock redemptions ($2,100,000)  and dividends  ($1,527,000) paid through the issuance of
             subordinated debt, net of $1,060,000 cash paid......  $     --        $     --        $    2,567,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       7.  Interest  expense   paid  through   the  issuance   of
             subordinated debt...................................  $     --        $     --        $      161,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       8.  Debt payments through use of funds held by trustee....  $     --        $      437,000  $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
       9.  Payment  of subordinated debt  through the issuance of
             common stock........................................  $      632,000  $     --        $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      10.  Debt   assumed    by    purchasers    of    businesses
             sold................................................  $     --        $     --        $      760,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      11.  Reversal  of recognition of  minimum pension liability
             requirement.........................................  $   (2,381,000) $     --        $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      12.  Proceeds  (primarily   long-term   Notes   Receivable)
             received    from    the   sales    of   discontinued
             operations..........................................  $   10,230,000  $      900,000  $      100,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      13.  Deferred financing costs paid through the issuance  of
             common stock........................................  $      253,000  $    1,657,000  $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      14.  Common  stock  issued  in  lieu  of  salary  and other
             miscellaneous liabilities...........................  $     --        $       74,000  $     --
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      (B)  Interest paid during year.............................  $   19,482,000  $   14,368,000  $   10,311,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
      (C)  Income/franchise  taxes  paid  during  year,  net   of
             refunds.............................................  $      543,000  $      778,000  $      812,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                           PREFERRED AND COMMON STOCK

                                                                                 SERIES B
                                                                              PREFERRED ($50    COMMON ($.01
                                                                               STATED VALUE       PAR VALUE
                                                                                PER SHARE)       PER SHARE)
                                                                              ---------------  ---------------
Balance at December 31, 1990................................................  $    13,900,000  $        60,000
  Issuance  of  358,354  common shares  for  payment of  Series  B preferred
   dividends................................................................        --                   3,000
  Issuance of  418,934  common shares  for  payment of  Series  C  preferred
   dividends................................................................        --                   4,000
  Issuance of 105,376 common shares for payment of subordinated debt........        --                   1,000
  Issuance  of  487,214  common shares  for  redemption of  33,200  Series B
   preferred shares.........................................................       (1,660,000)           5,000
  Issuance of  75,000  common  shares  for  payment  of  deferred  financing
   costs....................................................................        --                   1,000
                                                                              ---------------  ---------------
Balance at December 31, 1991................................................  $    12,240,000  $        74,000
  Issuance  of  165,011  common shares  for  payment of  Series  B preferred
   dividends................................................................        --                   2,000
  Issuance of  422,999  common shares  for  payment of  Series  C  preferred
   dividends................................................................        --                   4,000
  Issuance    of   570,686   common   shares   for   payment   of   deferred
   financing costs..........................................................        --                   6,000
  Issuance  of  19,200  common  shares  in  connection  with  the  Company's
   incentive stock and bonus plan...........................................        --               --
  Issuance of 3,728 common shares for payment to the Company's SMART plan...        --               --
                                                                              ---------------  ---------------
Balance at December 31, 1992................................................  $    12,240,000  $        86,000
  Redemption  of 64,000  Series B preferred  shares through  the issuance of
   subordinated notes and cash..............................................       (3,200,000)       --
  Issuance of  127,296  common shares  for  payment of  Series  B  preferred
   dividends................................................................        --                   1,000
  Issuance  of  202,688  common shares  for  payment of  Series  C preferred
   dividends................................................................        --                   2,000
  Issuance of  133,515 common  shares in  connection with  the exercises  of
   stock options............................................................        --                   2,000
                                                                              ---------------  ---------------
Balance at December 31, 1993................................................  $     9,040,000  $        91,000
                                                                              ---------------  ---------------
                                                                              ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993 ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

                                                                                                                  RETAINED
                                                                                                ADDITIONAL        EARNINGS
                                                                                              PAID-IN CAPITAL     (DEFICIT)
                                                                                              ---------------  ---------------
Balance at December 31, 1990................................................................   $  82,145,000   $    11,532,000
  Net loss for the year.....................................................................        --             (34,043,000)
  Preferred dividends paid/declared:
    Series  B  through  the issuance  of  358,354  common shares  (variable  based  on prime
     rate--$4.6875 per share)...............................................................       1,322,000          (956,000)
    Series B declared payable in January 1992--$1.00 per share..............................        --                (267,000)
    Series C through the issuance of 418,934 common shares--$10.81 per share................       1,617,000        (1,216,000)
    Series C declared payable in January 1992--$2.7025 per share............................        --                (405,000)
  Issuance of 105,376 common shares for payment of subordinated debt........................         631,000         --
  Issuance of 487,214 common shares for redemption of 33,200 Series B preferred shares......       1,655,000         --
  Issuance of 75,000 common shares for payment of deferred financing costs..................         252,000         --
  Excess of cost  ($62,000) over  fair market  value of  2,667 common  shares purchased  and
   reissued in connection with the Company's incentive stock plan...........................         (48,000 )       --
                                                                                              ---------------  ---------------
Balance at December 31, 1991................................................................  $   87,574,000   $   (25,355,000)
  Net loss for the year.....................................................................        --             (24,954,000)
  Preferred dividends paid/declared:
    Series  B  through  the issuance  of  165,011  common shares  (variable  based  on prime
     rate--$.8125 per share)................................................................         442,000          (198,000)
    Series B declared payable in January 1993--$1.625 per share.............................        --                (398,000)
    Series C through the issuance of 422,999 common shares--$5.405 per share................       1,212,000          (811,000)
    Series C declared payable in January 1993--$2.7025 per share............................        --                (405,000)
  Issuance of 570,686 common shares for payment of deferred financing costs.................       1,651,000         --
  Issuance of 19,200  common shares  in connection with  the Company's  incentive stock  and
   bonus plan...............................................................................          60,000         --
  Issuance of 3,728 common shares for payment to the Company's SMART plan...................          14,000         --
  Excess  of cost  ($33,000) over  fair market  value of  4,571 common  shares purchased and
   reissued in connection with the Company's incentive stock plan...........................         (23,000 )       --
                                                                                              ---------------  ---------------
Balance at December 31, 1992................................................................  $   90,930,000   $   (52,121,000)
  Net profit for the year...................................................................        --              15,284,000
  Preferred dividends paid/declared:
    Series B paid through  the issuance of  127,296 common shares  (variable based on  prime
     rate -- $1.625 per share)..............................................................         397,000         --
    Series  B paid through  the issuance of  subordinated notes and  cash (variable based on
     prime rate -- $3.00 per share).........................................................        --                (666,000)
    Series B declared payable in January 1994 -- $.75 per share.............................        --                (136,000)
    Series C paid through the issuance of 202,688 common shares -- $2.7025 per share........         403,000         --
    Series C paid through the issuance of subordinated notes and cash -- $10.81 per share...        --              (1,527,000)
    Series C declared payable in January 1994 -- $2.7025 per share..........................        --                (349,000)
  Excess of  proceeds  received  over cost  for  common  shares purchased  and  reissued  in
   connection with the exercise of stock options to purchase 17,710 common shares...........          22,000         --
  Issuance of 133,515 common shares in connection with exercises of stock options...........         643,000         --
                                                                                              ---------------  ---------------
Balance at December 31, 1993................................................................  $   92,395,000   $   (39,515,000)
                                                                                              ---------------  ---------------
                                                                                              ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ACCOUNTING CHANGES--

    Effective January 1, 1992, the Company implemented on an immediate recognition basis Statement of Financial Accounting Standards (SFAS) No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. The transition effect of adopting SFAS No. 106 on the immediate recognition basis, as of the above noted date, resulted in a charge of $1,739,000 ($.21 per common share) to 1992 operating results and is reflected in the accompanying Consolidated Statements of Income (Loss) as "Effect of change in accounting principle."

    Effective January 1, 1993, the Company implemented on an immediate recognition basis SFAS No. 109--Accounting for Income Taxes. The adoption of SFAS No. 109 did not have an effect on 1993 financial statements. Prior to 1993, the Company accounted for income taxes under SFAS No. 96.

  PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated.

  REVENUE RECOGNITION--

    Sales of agricultural equipment and service parts at the Bush Hog division are recorded when they are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale. Revenues and profits are recognized on a percentage of completion basis for major contracts at the Verson division.

  ACCOUNTS RECEIVABLE--

    Agricultural equipment current accounts receivable are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Agricultural equipment receivables (with the exception of receivables associated with service parts and original equipment manufacturing--OEM--arrangements) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

    Included in accounts receivable are accumulated costs of $7,522,000 at December 31, 1992 (none at December 31, 1993) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. At December 31, 1992, this balance included unbilled actual production costs incurred plus a measure of profit recognized in relation to the sales recorded, less customer payments associated with the receivable. Actual billings were rendered at the time of shipment.

  INVENTORIES--

    At December 31, 1992 and 1993, the basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

    Included in work in process inventory are accumulated costs ($28,720,000 at December 31, 1992 and $15,397,000 at December 31, 1993) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of profit recognized in relation to the sales recorded, less customer payments ($13,080,000 at December 31, 1992 and $7,750,000 at December 31, 1993) associated with the work in process inventory. A significant portion of the work in process inventory has been/will be completed, shipped and invoiced prior to the end of the following year.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  PLANT AND EQUIPMENT--

    Expenditures for the maintenance and repair of plant and equipment are charged to expense as incurred. Expenditures for major replacement or betterment are capitalized. The cost and related accumulated depreciation of plant and equipment replaced, retired or otherwise disposed of is removed from the accounts and any gain or loss is reflected in earnings.

  DEPRECIATION--

    Depreciation of the original cost of plant and equipment is charged to expense over the estimated useful lives of such assets calculated under the straight-line method. Estimated useful lives are 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

  ACCRUED EXPENSES--

    The Company's accrued expenses consist of the following:

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1992            1993
                                                                              --------------  --------------
Salaries and wages..........................................................  $    7,495,000  $    7,051,000
Warranty....................................................................       6,144,000       9,658,000
Insurance...................................................................       9,379,000       9,096,000
Restructuring and other facility close down costs...........................      13,912,000       6,141,000
Pensions, including retirees' health........................................       5,330,000       3,712,000
Taxes, other than income taxes..............................................       2,374,000       1,742,000
Environmental matters.......................................................       1,672,000       4,354,000
Other.......................................................................       4,623,000       4,370,000
                                                                              --------------  --------------
                                                                              $   50,929,000  $   46,124,000
                                                                              --------------  --------------
                                                                              --------------  --------------

  EARNINGS (LOSS) PER COMMON SHARE--

    Earnings (loss) per common share is based on the average number of common shares outstanding (6,558,000, 8,247,000 and 8,999,000 for the years ended December 31, 1991, 1992 and 1993, respectively) after decreasing net income or increasing the net loss for preferred dividend requirements ($2,844,000, $2,402,000 and $2,073,000 for the years ended December 1991, 1992 and 1993, respectively). The assumed exercise of stock options would not result in dilution for the years ended December 31, 1991 and 1992, and would not result in a material dilution for the year ended December 31, 1993.

  INCOME TAXES--

    During 1993, the Company adopted SFAS No. 109--Accounting for Income Taxes--as noted above. Under both SFAS No. 96 and 109, income taxes are provided on income for financial reporting purposes, after adjustment for income and expense items that will never enter into the computation of taxes payable. Investment tax credits were accounted for as a reduction of the provision for income taxes during the year the applicable assets were placed in service or when realized.

  STATEMENT OF CASH FLOWS--

    For purpose of the Consolidated Statements of Cash Flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

  FINANCIAL INSTRUMENTS--

    The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Series B and C Preferred Stocks is estimated to approximate the carrying value of these securities based upon the redemption features within the Certificate of Designation on each series of preferred stock.

2.  ACQUISITIONS AND DISPOSITIONS:

  ACQUISITIONS--

    Amortization of deferred charges (goodwill) associated with the 1986 acquisition of Lilliston (approximately $8,900,000 with a ten year amortization period) and the 1986 acquisition of Verson (approximately $23,491,000 with a twenty year amortization period) was $2,067,000 for each of the years ended December 31, 1991, 1992 and 1993, and is included in "Other (income) expense, net" in the accompanying Consolidated Statements of Income (Loss).

    Included in the assets sold with discontinued operations in 1991 were unamortized deferred charges (goodwill) of $7,523,000 related to the Littell division and $537,000 related to the Acme division. Included in the net assets sold with discontinued operations in 1993 were unamortized deferred credits of $1,332,000 related to the White-New Idea division.

  DISPOSITIONS--

    During 1991, the Company sold two divisions of the former Transportation/Industrial Products Group, the South Bend Stamping division, which manufactured major automotive stampings, and the Littell division, which manufactured material handling systems. Also during 1991, the Company sold the assets of the tractor business of its White-New Idea division of the former Agricultural Equipment Group. This disposition included tractor technology, certain trademarks, patents, production capability of tractors, parts inventories and the assignment of dealer agreements as they relate to the tractor and tractor parts business. Also during 1991, the Company entered into negotiations to sell certain operating assets and the business of its Acme division which manufactured flexible electrical insulating materials and was a part of the former Materials Technology Group. A final agreement was reached in 1992. During 1992, the Company announced the closing of manufacturing operations at the Kewanee Farm Equipment division and the Charles City machining and foundry division. Production was discontinued at these operations during 1993. The Kewanee facility was converted to the central parts warehouse of the White-New Idea Farm Equipment division. During 1993, the Company discontinued manufacturing operations at the R/B Die and Prototype division. All machinery and equipment associated with these operations were sold for cash during 1993. Also during 1993, the Company sold for cash the majority of the assets of the Smith Energy Services division. The resulting gains (approximately $1,400,000) from these asset dispositions were credited to the restructuring reserve as discussed below. The Company's International Agro division was also closed during 1993. At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Real estate used in connection with this business, specifically, plants located in Coldwater, Ohio and Kewanee, Illinois, is being leased by the Company to the purchaser of the business. The purchaser is required to exercise an option to purchase the real estate pending a favorable review of environmental matters at each location. The Company is not aware of any significant environmental issues at either location. Subsequent to the end of 1993, the Company signed a letter of intent to sell all of the assets and the business of its Cooper division. It is anticipated that a final agreement will be reached in the second quarter of 1994. The Company has included the results of these operations, an allocation of financing costs and administrative and interest expense (the latter based upon these operations' proportionate share of consolidated invested capital) and related restructuring cost provisions (as discussed below) under the caption "Discontinued operations--Income (loss) from operations" in the accompanying Consolidated Statements of Income (Loss). Previously issued Consolidated Statements of Income (Loss) were restated to reflect the effect of these discontinued operations.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Summarized results of discontinued operations are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                               1991              1992              1993
                                                         ----------------  ----------------  ----------------
Net sales..............................................  $    238,800,000  $    144,305,000  $    152,592,000
                                                         ----------------  ----------------  ----------------
                                                         ----------------  ----------------  ----------------
Operating income (loss)................................  $     (5,252,000) $     (8,131,000) $     11,851,000
Provision for restructuring costs......................        (6,200,000)       (7,044,000)         (700,000)
Finance costs, administrative and interest expense
 allocation............................................       (12,444,000)      (10,639,000)       (5,304,000)
                                                         ----------------  ----------------  ----------------
Income (loss) from operations..........................  $    (23,896,000) $    (25,814,000) $      5,847,000
                                                         ----------------  ----------------  ----------------
                                                         ----------------  ----------------  ----------------

    Also   during   1991,  the   Company's  wholly-owned   consolidated  finance
subsidiary, Allied Products Financial Services Corporation (APFSC) sold a substantial portion of its farm related financing assets. The proceeds from this disposition approximated the net book value of the related assets sold.

    Proceeds from the disposition of discontinued operations and the financing assets of APFSC in 1991 were $41,187,000 (including $30,957,000 of cash) and resulted in a loss of $5,647,000. The Company has reported this loss in 1991 under the caption "Discontinued operations--Gain (loss) on disposition of discontinued operations" in the accompanying Consolidated Statements of Income
(Loss).

    Gain on disposition of discontinued operations in 1992 was principally related to the reversal of a reserve established in 1991 for the estimated loss on the anticipated sale of the remaining receivables related to the tractor business. The anticipated sale and estimated loss did not take place. Instead, the receivables were collected without significant loss.

    In 1989, the Company made a complete evaluation of the status of the chassis industry in relation to its Loadcraft division. A provision of $6,258,000 was charged against 1989 consolidated operating results to recognize the proper valuation of the assets of this division and the estimated cost of closing the operation down. In the third quarter of 1990, chassis production was terminated and the operation was closed. Also in 1989, the Company made an evaluation of the Cooper Manufacturing (workover oil rigs) operation. A provision of $3,450,000 was recognized in 1989 for the proper valuation of this division's inventories on an on-going basis. During 1991, the Company completed the shutdown of the Loadcraft operation. The actual costs of this project were $1,124,000 less than originally anticipated. The reversal of the excess provision related to the Loadcraft division ($885,000) has been included in the Consolidated Statements of Income (Loss) in 1991 as "Reversal of provision for writedown of inventory."

  RESTRUCTURING COSTS--

    During 1991, the Company provided $6,200,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. During 1992 and 1993, an additional $7,800,000 and $700,000, respectively, was provided for additional restructuring costs. The restructuring of operations calls for several significant changes within various operations of the Company.

    The changes included the closing of manufacturing operations at the Kewanee Farm Equipment division, the phase out of the operation at the Charles City, Iowa machining and foundry division (production was completed in the third quarter of 1993), the phase out of the manufacturing operations at the R/B Die and Prototype division (production was completed in the second quarter of 1993) and the contemplated sale of the Smith Energy Services division. The provision for restructuring for

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) these operations included non-recurring, non-operating costs subsequent to the completion of production, including severance and other employee benefits, costs associated with the relocation of machinery and equipment from Charles City to other facilities, costs associated with preparation for the auctions and other facility related costs into 1994.

    In addition, the Company phased out its centralized Management Information Services operation at the Corporate Office in 1993. The reserve for restructuring includes a provision for severance and other employee related expenses and the estimated costs of the termination of lease agreements for the MIS facility and hardware/software.

    Net charges to the restructuring reserve in 1992 and 1993 were $88,000 and $9,515,000, respectively.

    As of December 31, 1993, the accompanying consolidated balance sheet includes real estate with a net book value of $6,868,000 which is held for sale, including real estate with a net book value of $4,599,000 related to the White-New Idea Farm Equipment and Cooper division dispositions. Remaining assets at other discontinued operations are not considered significant at December 31, 1993.

3.  INCOME TAXES:
    Provision for income tax in 1993 consists of the following:

Federal (current)............................................................  $ 514,000
State (current)..............................................................    232,000
                                                                               ---------
  Total provision............................................................  $ 746,000
                                                                               ---------
                                                                               ---------

    The Company recorded no benefit for income taxes in 1991 and 1992 as the Company had no tax loss carrybacks available to reduce the pre-tax loss of those years.

    Allocation of the provision for income taxes in the 1993 Consolidated Statement of Income include the following:

Continuing operations........................................................  $ 436,000
Discontinued operations - income from operations.............................    182,000
Discontinued operations - gain on disposition of discontinued operations.....    200,000
Extraordinary loss on early extinguishment of debt...........................    (72,000)
                                                                               ---------
  Total provision............................................................  $ 746,000
                                                                               ---------
                                                                               ---------

    The provision for income taxes in 1993 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

Income tax at statutory rate...............................................  $ 5,450,000
Utilization of net operating loss carryforwards............................   (4,972,000)
State income tax, net of federal tax benefit...............................      153,000
Permanent book over tax, net of tax over book, differences on acquired
 assets....................................................................      108,000
Other, net.................................................................        7,000
                                                                             -----------
  Total provision..........................................................  $   746,000
                                                                             -----------
                                                                             -----------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The significant components of deferred tax assets and liabilities as of December 31, 1993 were as follows:

Deferred tax assets:
  Net operating loss and investment tax credits carryforward.............  $  92,319,000
  Insurance reserves.....................................................      3,731,000
  Inventories............................................................      2,983,000
  Sale/leaseback transaction.............................................      3,629,000
  Restructuring reserves.................................................      1,998,000
  Employee benefits, including pensions..................................      3,759,000
  Warranty...............................................................      3,337,000
  Sales allowances.......................................................      1,588,000
  Other..................................................................      1,088,000
                                                                           -------------
    Total deferred tax asset.............................................  $ 114,432,000
                                                                           -------------
Deferred tax liabilities:
  Depreciation...........................................................  $   4,044,000
  Other..................................................................        366,000
                                                                           -------------
    Total deferred tax liabilities.......................................  $   4,410,000
                                                                           -------------
    Net deferred tax asset before valuation allowance....................  $ 110,022,000
    Valuation allowance..................................................   (110,022,000)
                                                                           -------------
    Net deferred tax asset...............................................  $    --
                                                                           -------------
                                                                           -------------

    The valuation allowance is associated primarily with net operating loss carryforwards. Such valuation allowance has been provided based on the inherent uncertainty of predicting the taxable income necessary to realize net deferred tax assets considering the Company's recent loss history and the cyclical nature of the businesses in which the Company operates. At December 31, 1993, the Company has available net operating loss carryforwards of up to $255,677,000 (of which $166,436,000 results from various acquisitions) which expire between 1994 and 2008 and investment tax credit carryforwards of $2,832,000 (which expire between 1994 and 2004) including up to $524,000 resulting from acquisitions.

    The Company's consolidated Federal income tax returns through 1988 have been examined by the Internal Revenue Service.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  FINANCIAL ARRANGEMENTS:

    The Company's debt consists of the following:

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                        1992        1993
                                                                                     -----------  ---------
                                                                                        (IN THOUSANDS OF
                                                                                            DOLLARS)
SENIOR DEBT
  Credit and  debt restructuring  agreement,  interest at  prime (6.0%)  plus  3.5%
   payable monthly.................................................................  $   114,469  $  --
  Capitalized  lease  obligations, at  interest rates  from  5.3% to  12% (weighted
   average of 8.1%), due in varying amounts through 1998 (Note 5)..................       17,781      7,090
  6.4% capitalized lease obligation  associated with IRB  properties sold, paid  in
   1993............................................................................          135     --
  Long-term portion of revolving credit, interest at prime plus 2.0%, due 1996.....      --          14,883
  Amortizing note with interest at prime plus 2.0%, due 1997.......................      --          10,000
  Non-amortizing loan with interest at prime plus 2.8%, due 1998...................      --          10,000
  Notes/mortgages payable at various interest rates................................        2,078        392
  Other notes payable at various interest rates....................................           23     --
                                                                                     -----------  ---------
                                                                                     $   134,486  $  42,365
SUBORDINATED DEBT
  Subordinated notes with interest at the prime rate plus 13%, due January 1995....        1,838      1,838
  Subordinated notes with interest at 10.8%, due January 1995......................      --           3,062
  Subordinated notes with interest at 13.5%, due January 1995......................      --           2,700
                                                                                     -----------  ---------
                                                                                     $   136,324  $  49,965
  Less current portion.............................................................       38,391     39,343
                                                                                     -----------  ---------
                                                                                     $    97,933  $  10,622
                                                                                     -----------  ---------
                                                                                     -----------  ---------

    On January 22, 1990, the Company entered into an eighteen-month credit and debt restructuring agreement with its then unsecured bank creditors and an insurance company. The agreement was collateralized by all of the Company's assets, except real estate, which were not otherwise encumbered.

    The credit and debt restructuring agreement was amended as of July 25, 1991, to extend the final due date to July 21, 1992, provide for modest interim principal payments, and to establish procedures for funding the Company's working capital requirements in the latter half of 1991 and the first half of 1992. The credit and debt restructuring agreement was further amended in December 1991, first to permit the Company to use a substantial portion of the proceeds from certain future asset sales and receivable collections for future working capital requirements, and then to allow the Company to use existing accumulated funds for working capital needs. During 1992, the credit and debt restructuring agreement was further amended to defer certain payments due under the agreement. Additional amendments were entered into in 1992 ultimately extending the maturity date to January 29, 1993.

    Also in 1992, the Company entered into an agreement with a financial institution independent of the senior secured lenders. Under this agreement, the Coz division was set up as a wholly-owned subsidiary. Separate borrowings (approximately $4,200,000) were obtained from this financial institution, with certain assets of the subsidiary collateralizing the loan. A portion of these proceeds were applied against the existing credit and debt restructuring agreement, with the remaining portion being used for working capital
requirements  of   the   Company.  Subsequent   to   the  end   of   1993,   the

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Company paid all amounts due under this loan agreement. The Coz subsidiary was liquidated and the operation is now a division of the Company. The borrowing agreement was also terminated subsequent to the end of 1993.

    On January 28 and 29, 1993, the Company restructured the outstanding debt under the 1990 credit and debt restructuring agreement. The restructuring included the transfer of the business and assets of its Bush Hog and Verson divisions to wholly-owned subsidiaries, arranging for separate debt financing at these subsidiaries and applying most of the proceeds of the subsidiary financings to reduce amounts due under the 1990 credit and debt restructuring agreement. At the same time, the Company entered into an amended and restated credit and debt restructuring agreement with the same group of lenders as under the 1990 credit and debt restructuring agreement.

    In general, the new agreement continued, in modified form, the restrictions and financial covenants of the former agreement. However, unlike the former agreement, the new agreement permitted the Company to pay dividends on, and scheduled redemptions of, its outstanding Series B and C preferred stock partly in cash and partly through the issuance of subordinated notes. The new agreement provided for mandatory payments of $10,000,000 on November 1, 1993 and five $3,000,000 quarterly payments commencing on December 1, 1993. The remaining balance outstanding was scheduled to become due and payable on January 28, 1995. With the sale of the White-New Idea division for cash in December 1993, the Company paid all amounts due under this agreement prior to the end of 1993. In addition, subsequent to the end of 1993, the Company terminated the separate debt financing agreements at Bush Hog and Verson described above through the completion of a new Revolving Credit Agreement. The termination of these agreements resulted in the payment of termination fees and the write-off of unamortized loan costs related to these agreements. These amounts, net of a tax benefit of $72,000, have been included in the accompanying Consolidated Statement of Income for 1993 under the caption "Extraordinary loss on early extinguishment of debt, less applicable income tax benefit."

    The new three year Revolving Credit Agreement with two banks, dated March 17, 1994, provides for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes. Interest is at prime rate or at other rates as provided within the agreement. This facility is collateralized principally by the Company's receivables and inventories; however, all collateral is subject to release if the Company attains certain financial results for the first nine months of 1994 or for any four consecutive fiscal quarters starting January 1, 1994. As a result of this financing, the Bush Hog Corporation, Verson Corporation and Coz Corporation subsidiaries were dissolved and their assets were conveyed to the parent company, Allied Products Corporation. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense.

    The $1,838,000 subordinated notes payable in the above table were originally due in September 1990. Payments of these notes in cash was prohibited under the credit and debt restructuring agreement. Prior to the original due date, the Company reduced the amount of subordinated debt outstanding through the issuance of 180,000 shares of the Company's Common Stock. The Company also made arrangements to transfer $1,963,000 of the remaining portion of this debt to a group of new creditors. The interest rate on the balance outstanding was increased from prime rate to prime rate plus 3%. The due date was extended to the earlier of September 1, 1991 or ninety days after the Company refinances the original credit and debt restructuring agreement. In July 1991, the Company further reduced the outstanding principal of these notes through the issuance of 105,376 shares of the Company's Common Stock; extended the due date to May 1, 1993; gave the holders of these notes the option, exercisable between September 28, 1992 and October 2, 1992, to exchange the notes for the

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Company's Common Stock based on a stock price of 95% of the average closing price from September 14, 1992 to October 2, 1992; and increased the interest rate by 10% effective November 1, 1991. Effective January 29, 1993, the Company entered into agreements with the holders of the remaining notes to eliminate certain financial covenants and to extend the maturity date of the notes to July 28, 1995. The Company also made arrangements to transfer $1,105,000 of the remaining portion of this debt to the remaining group of existing creditors. The interest rate was adjusted on certain subordinated notes so that all subordinated note holders receive the same interest rate. Subsequent to the end of 1993, all amounts due under these subordinated notes were paid in cash.

    Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1993, reflecting the 1994 Revolving Credit Agreement, are due as follows (in thousands of dollars):

                                                    CAPITALIZED
                                                       LEASE
                                                    OBLIGATIONS     OTHER      TOTAL
                                                    ------------  ---------  ---------
1995..............................................   $      646   $      53  $     699
1996..............................................          488          55        543
1997..............................................           47       9,332      9,379
1998..............................................            1      --              1
                                                    ------------  ---------  ---------
                                                     $    1,182   $   9,440  $  10,622
                                                    ------------  ---------  ---------
                                                    ------------  ---------  ---------

5.  LEASES:

  CAPITAL LEASES--

    The Company conducts a portion of its business in leased facilities, several of which are leased from municipal agencies under Industrial Revenue Bond arrangements. The Company also leases various types of manufacturing, office and transportation equipment.

    Capital leases included in Plant and Equipment in the accompanying balance sheets are as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1992       1993
                                                            ---------  ---------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
Land......................................................  $     691  $     605
Buildings and improvements................................      7,443      4,806
Machinery and equipment...................................     17,759      9,589
                                                            ---------  ---------
                                                            $  25,893  $  15,000
Less--Accumulated amortization............................     18,423      9,595
                                                            ---------  ---------
                                                            $   7,470  $   5,405
                                                            ---------  ---------
                                                            ---------  ---------

    See Note 4 for information as to future debt payments relating to the above leases.

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1991       1992       1993
                                                 ---------  ---------  ---------
                                                    (IN THOUSANDS OF DOLLARS)
Minimum rentals................................  $   4,431  $   4,251  $   4,062
Contingent rentals.............................      1,229        916      1,084
                                                 ---------  ---------  ---------
                                                 $   5,660  $   5,167  $   5,146
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Contingent rentals are composed primarily of truck fleet mileage charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

    At December 31, 1993, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                    MINIMUM                 NET MINIMUM
                                                    ANNUAL      SUBLEASE      ANNUAL
                                                    RENTAL       RENTAL       RENTAL
                                                   PAYMENTS      INCOME      PAYMENTS
                                                  -----------  -----------  -----------
                                                        (IN THOUSANDS OF DOLLARS)
Year ending December 31,
  1994..........................................   $   1,610    $    (245)   $   1,365
  1995..........................................       1,539         (245)       1,294
  1996..........................................         688         (245)         443
  1997..........................................         502         (245)         257
  1998..........................................         427         (233)         194
  Later.........................................         295         (295)      --
                                                  -----------  -----------  -----------
                                                   $   5,061    $  (1,508)   $   3,553
                                                  -----------  -----------  -----------
                                                  -----------  -----------  -----------

6.  SERIES B PREFERRED STOCK:

    The Company has 2,000,000 shares of authorized preferred stock.

    Of this amount, 350,000 shares were designated as Series B Variable Rate Cumulative Preferred Stock, 244,800 and 180,800 shares of which were outstanding at December 31, 1992 and 1993, respectively. The Series B Preferred Stock has a stated value of $50 per share. The holder of the Series B Preferred Stock is entitled to receive quarterly dividends at variable rates, computed by multiplying $50 times 1/4 of the prime rate in effect on the first day of the quarter preceding the dividend date. Dividends are cumulative. The shares of Series B Preferred Stock are subject to redemption by the Company in whole or in part at any time by payment of the price of $51.50 per share plus accrued and unpaid dividends. Authorization was approved at the 1986 Annual Meeting of Stockholders to issue such additional shares of the Company's Common Stock to redeem the outstanding shares of the Company's Series B Variable Rate Cumulative Preferred Stock as they become redeemable. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holder of the shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to its shareholders a liquidation preference in the amount of $50 per share, and no more, plus accrued and unpaid cumulative dividends thereon, before any distribution is made on the Common Stock of the Company. Each share of the Series B Preferred Stock is entitled to one vote on all corporate matters upon which shareholders of the Company are entitled to vote. In addition, the affirmative vote of the holder of the Series B Preferred Stock is required for certain corporate transactions.

    In 1990, the Company entered into an agreement with the holder of the Series B Preferred Stock to revise the original schedule of redemption. The redemption amounts were payable in cash or, at the Company's option, in shares of the Company's Common Stock. If paid in shares of the Company's Common Stock, the value per share will be (1) its average closing price for the last ten or two trading days prior to the rescheduled redemption date (whichever average price is less), less (2) the lower of 10% of such average closing price or $1.00. In 1992, the holder of the Series B Preferred Stock agreed to extend the terms of this agreement and the Company agreed to amend and restate the certificate of designation of the Series B Preferred Stock to accelerate the scheduled mandatory redemption noted above. The terms of this agreement provide for the redemption of the remaining outstanding shares as follows: 30,000 shares on November 30, 1992; semi-annual installments of 17,000 shares beginning

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
May 31, 1993 through November 30, 1998; and 10,800 shares on May 31, 1999. Concurrently with the execution of the amended and restated credit and debt restructuring agreement, the Company entered into an agreement with the holder of the Series B Preferred Stock pursuant to which the Company agreed to pay in the form of cash and subordinated notes for the past due redemption of the Series B Preferred Stock scheduled for November 30, 1992, as well as all scheduled dividends and redemptions from January 2, 1993 through January 2, 1995. Redemptions of the Series B Preferred Stock to be satisfied through the issuance of subordinated notes ($4,900,000) have been reclassified from "Shareholders' Investment" to a separate line in the accompanying balance sheet as of December 31, 1992. This agreement was terminated at the end of 1993. Series B Preferred Stock redemptions subsequent to the end of 1993 may be satisfied in accordance with the Certificate of Designation for this issue, subject to the revised redemption schedule in the 1992 agreement described above. Future dividends will be paid in cash. Subordinated notes issued provide for quarterly payments of interest in cash and payment of principal upon maturity of the notes on July 28, 1995. All dividend payments in 1992 were satisfied through the issuance of Common Stock valued as described above under the 1990 agreement. In January 1993, the Company issued 127,296 shares of Common Stock to the holder of the Series B Preferred Stock in satisfaction of dividends declared prior to December 31, 1992. During 1993, the Company also issued subordinated notes ($3,145,000) and cash ($722,000) to satisfy redemptions of the Series B Preferred Stock ($3,200,000) and dividends declared and paid ($666,000).

    Under the terms of the certificate of designation of the Series B Preferred Stock, holders of such stock are entitled to elect two members to the Board of Directors of the Company if the Company is in default of six full quarterly dividends or two mandatory redemptions.

    An additional 150,000 shares were designated in 1988 as Series C Cumulative Preferred Stock (see Note 7). The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1993.

7.  SERIES C PREFERRED STOCK:

    As noted in Note 6, 150,000 shares were designated in 1988 as Series C Cumulative Preferred Stock, of which 150,000 and 129,000 shares were outstanding as of December 31, 1992 and 1993, respectively. The Series C Cumulative Preferred Stock has a stated value of $100 per share. Holders of the Series C Cumulative Preferred Stock are entitled to receive quarterly dividends at the annual rate of $10.81 per share. Dividends are cumulative. In 1992, the holders of the Series C Cumulative Preferred Stock agreed to an amended redemption schedule. The terms of this agreement provide for the redemption of the outstanding shares as follows: 7,000 shares on January 2, 1993, May 2, 1993, November 2, 1993, May 2, 1994 and October 2, 1994; 25,000 shares on October 2, 1995 and 30,000 shares in October of each year thereafter. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of the shares of Series C Cumulative Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to its shareholders a liquidation preference in the amount of $100 per share plus accrued and unpaid cumulative dividends thereon, before any distribution is made on the Common Stock of the Company. Each share of the Series C Cumulative Preferred Stock is entitled to one vote on all corporate matters upon which shareholders of the Company are entitled to vote. In addition, the affirmative vote of the holders of the majority of the Series C Cumulative Preferred Stock, voting as a class, is required for certain corporate transactions. During 1991, the Company obtained an extension of a waiver from the holders of the Series C Cumulative Preferred Stock. Under the terms of this extension agreement, quarterly dividends through October 2, 1992 would be paid in shares of the Company's Common Stock which would be valued at the lower of (1) the current market price as defined in the certificate of designation or (2) the average market price, as defined, for each business day in the calendar quarter immediately preceding such payment date.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Concurrently with the execution of the amended and restated credit and debt restructuring agreement, the Company entered into an agreement with the holders of the Series C Cumulative Preferred Stock pursuant to which the Company agreed to pay in the form of cash and subordinated notes all scheduled dividends and redemptions from January 2, 1993 through January 2, 1995. This agreement was terminated at the end of 1993. Series C Cumulative Preferred Stock redemptions subsequent to the end of 1993, as well as dividends, will be paid in cash. Subordinated notes issued provide for quarterly payments of interest in cash and payment of principal upon maturity of the notes on July 28, 1995. All dividend payments in 1992 were satisfied through the issuance of Common Stock valued as described above under the 1991 agreement. In January 1993, the Company issued 202,688 shares of Common Stock to the holders of the Series C Cumulative Preferred Stock in satisfaction of dividends declared prior to December 31, 1992. During 1993, the Company also issued subordinated notes ($2,567,000) and cash ($1,060,000) to satisfy redemptions of the Series C Cumulative Preferred Stock ($2,100,000) and dividends declared and paid ($1,527,000).

    The Company's failure to pay when due the October 2, 1992 dividend on its Series C Cumulative Preferred Stock constituted a default in the payment of a dividend pursuant to the Series C Cumulative Preferred Stock certificate of designation. If the Company defaults in the payment of two additional quarterly dividends or any mandatory redemption, the Series C Cumulative Preferred Stock holders shall have the right to convert the Series C Cumulative Preferred Stock into shares of common stock at a ratio determined by reference to the lowest market price of the Company's Common Stock (as defined in the certificate of designation) during the calendar quarter preceding the date of such default. If the holders became entitled to exercise such conversion rights, shares of common stock issuable upon conversion could represent a significant portion of the total outstanding Company Common Stock. In addition, under the terms of the certificate of designation of the Series C Cumulative Preferred Stock, holders of such stock are entitled to elect two members to the Board of Directors of the Company if the Company is in default of two additional quarterly dividends or any mandatory redemption.

8.  COMMON STOCK AND OPTIONS:

    The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire ten years from the date of grant. There were no stock awards issued under this plan in 1991, 1992 or 1993. No stock appreciation rights have been granted to date under this plan. At December 31, 1993, the Company has reserved 330,991 shares of Common Stock which may be issuable in the future under the 1977 plan.

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorized stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended on March 1, 1993, authorizes the issuance of up to 1,000,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 Plan, the Company issued options to purchase 503,750 shares of the Company's Common Stock at prices between $1.50 and $10.625 per share. There are 312,900 options outstanding under this plan at December 31, 1993 and are included in the table below.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Stock option transactions for 1992 and 1993 were as follows:

                                                    OPTIONS OUTSTANDING (SHARES)
                                               --------------------------------------   AVERAGE OPTION
                                                   NOT                                  PRICE AT DATE
                                               EXERCISABLE   EXERCISABLE     TOTAL         OF GRANT
                                               ------------  ------------  ----------  ----------------
Outstanding, December 31, 1991...............      104,791       319,131      423,922     $   11.55
  Granted....................................      182,500        --          182,500          2.58
  Became exercisable.........................      (95,191)       95,191       --                5.92
  Exercised..................................      --            --            --           --
  Expired....................................      --            --            --           --
  Terminated.................................       (4,225 )      (4,825 )     (9,050)           5.75
                                               ------------  ------------  ----------        -------
Outstanding, December 31, 1992...............      187,875       409,497      597,372  $         8.90
  Granted....................................      103,000       --           103,000            5.25
  Became exercisable.........................      (93,125 )      93,125       --                2.89
  Exercised..................................      --           (151,225 )   (151,225)           5.19
  Expired....................................      --            --            --           --
  Terminated.................................      (23,500 )      (6,010 )    (29,510)           5.33
                                               ------------  ------------  ----------        -------
Outstanding, December 31, 1993...............      174,250       345,387      519,637  $         9.45
                                               ------------  ------------  ----------        -------
                                               ------------  ------------  ----------        -------

    On February 15, 1991, the Company declared a dividend distribution of one right ("Right") to purchase an additional share of the Company's Common Stock for $50 on each share of Common Stock outstanding. The Rights become exercisable ten days after a person or group acquires, or tenders for, 20% or more of the Company's Common Stock. The Company is entitled to redeem the Rights at $.01 per Right at any time until ten days after any person or group has acquired 20% of the Common Shares. If a person or group acquires 20% or more of the Company's Common Stock (other than pursuant to an acquisition from the Company or pursuant to a tender offer deemed fair by the board of directors), then each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase for $50 that number of shares of the Company's Common Stock having a current market value of $100. If a person or group acquires 20% or more of the Company's Common Stock and prior to the person or group acquiring 50% of such outstanding stock, the Company may convert each outstanding Right, other than the Rights held by the acquiring person or group, into one new share of the Company's Common Stock. If a person or group acquiring more than 20% of the Company's Common Stock merges with the Company or engages in certain other transactions with the Company, each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase shares of common stock of the acquiring person or group having a current market value of $100 for $50. The Rights attach to all of the Company's Common Stock outstanding as of February 15, 1991, or subsequently issued, and have a term of ten years. The Rights also expire upon a merger or acquisition of the Company undertaken with the consent of the Company's board of directors.

9.  RETIREMENT, PENSION AND POSTRETIREMENT HEALTH PLANS:

    The Company sponsors several defined benefit pension plans which cover certain union and office employees. Benefits under these plans generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Net periodic pension costs as they relate to continuing operations for years ended December 31, 1991, 1992 and 1993 were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1991       1992       1993
                                                              ---------  ---------  ---------
                                                                 (IN THOUSANDS OF DOLLARS)
Service cost................................................  $     397  $     405  $     411
Interest cost...............................................      2,079      2,113      2,152
Actual loss (gain) on plan assets...........................     (5,044)    (2,608)    (7,903)
Net amortization and deferral...............................      3,021        609      6,090
                                                              ---------  ---------  ---------
Net periodic pension cost...................................  $     453  $     519  $     750
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    Although the actual return on plan assets is shown, the expected long-term rate of return used in determining the net periodic pension cost in all years was approximately 7.5%. The difference between the actual return and the expected return is included in the "Net amortization and deferral" in the above table. The actuarial present value of benefits was determined using a discount rate of 7.25% in 1993 (8% in prior years). The rate of compensation increase used to measure the projected benefit obligation in one plan was 5%. All other plans are based on current compensation levels.

    The following table sets forth the funded status of the Company's defined benefits plans as of December 31, 1992 and 1993:

                                                                             DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                  1992                          1993
                                                      ----------------------------  ----------------------------
                                                         ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                         EXCEED        BENEFITS        EXCEED        BENEFITS
                                                       ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                        BENEFITS        ASSETS        BENEFITS        ASSETS
                                                      -------------  -------------  -------------  -------------
                                                                      (IN THOUSANDS OF DOLLARS)
Plan assets at fair value...........................   $    13,725    $    12,562    $    17,173    $    16,187
                                                      -------------  -------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefits...................................   $    12,115    $    13,458    $    12,587    $    15,006
  Nonvested benefits................................           277            649            290            784
                                                      -------------  -------------  -------------  -------------
Accumulated benefit obligation......................   $    12,392    $    14,107    $    12,877    $    15,790
Effect of projected future compensation increases...       --               1,430        --               1,889
                                                      -------------  -------------  -------------  -------------
Projected benefit obligation........................  $     12,392   $     15,537   $     12,877   $     17,679
                                                      -------------  -------------  -------------  -------------
Plan assets in excess of (less than) projected
  benefit obligation................................  $      1,333   $     (2,975 ) $      4,296   $     (1,492 )
Unrecorded net (gain) loss from past experience
  different from that assumed and effect of changes
  in assumptions....................................         1,227          1,556         (2,041 )          350
Unrecorded prior service cost.......................             2        --                   1        --
Unrecognized net (asset) at date of initial
  application.......................................        (1,554 )       (1,795 )       (1,249 )       (1,596 )
                                                      -------------  -------------  -------------  -------------
Prepaid (accrued) pension costs.....................  $      1,008   $     (3,214 ) $      1,007   $     (2,738 )
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

    The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments include approximately 479,000 shares of the Company's common stock.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The Company also has defined contribution retirement plans which cover certain union employees. There are no prior service costs associated with these plans. The Company follows the policy of funding retirement contributions under these plans as accrued. Contributions to these plans for continuing operations were $157,000 in 1991, $261,000 in 1992 and $252,000 in 1993.

    The Company employees are also eligible to become participants in the Save Money and Reduce Taxes (SMART) plan established in 1984 as a means of supplementing other available profit-sharing and retirement plans. Under the provisions of the SMART plan, voluntary deposits by employees (up to 6% of their salaries) were matched by the Company on the basis of $1 for every $3 deposited. A portion of the voluntary deposits and all of the matching funds were used by the trustee of the plan to purchase the Company's Common Stock for the account of the participating employees. The trustee is directed by each employee on how to invest the portion of the employee's deposit which is not required by the plan to be put toward the purchase of the Company's stock. These investment alternatives include a money market fund, two mutual funds, a fixed income fund and additional investment in the Company's stock. The Company's total contribution under this plan amounted to approximately $428,000 in 1991 and $365,000 in 1992. Effective January 1, 1993, the Company no longer matches any portion of the employee contribution to the SMART plan. Under the revised provisions of this plan, employees can no longer purchase Company stock with their voluntary contributions. Employees may continue to invest their voluntary contribution in any of the other investment alternatives noted above. As of December 31, 1993, assets of the SMART plan include approximately 630,000 shares of the Company's common stock.

    During 1982, the Company instituted an Employee Stock Plan effective January 1, 1982. The noncontributory plan was instituted to provide long-term retirement benefits for the Company's employees. All non-union employees not covered by pension plans were covered under this plan. Company contributions ($760,000 in 1991 and $497,000 in 1992) were based upon a percentage of the earnings of the employees covered by the plan. Effective January 1, 1993, the Company discontinued contributions to the Employee Stock Plan.

    At December 31, 1993, the Company provides medical benefits for retirees and their spouses at one operating division and certain other individuals related to several discontinued operations. Contributions are required of most retirees for medical coverage. During 1993, the Company sold one division and shut down one other division at which retiree medical benefits were provided prior to the sale or shutdown. Effective January 1, 1992, the Company implemented on an immediate recognition basis Statement of Financial Accounting Standards (SFAS) No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily for health care, be recognized in the financial statements during the employee's active working career. The Company's previous practice was to expense these net costs as incurred. The transition effect of adopting SFAS No. 106 on an immediate recognition basis as of January 1, 1992 resulted in a charge of $1,739,000 ($.21 per common share) to 1992 operating results. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 11.6% for retirees under age 65 (10.2% for retirees age 65 and older) in 1994 to 6% over 33 years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $74,000. The annual service costs would not be materially affected. The total cost for all plans amounted to $189,000 in 1992 and ($782,000) in 1993 (including a curtailment gain of approximately $1,000,000 included in discontinued operations). In 1991, expenses recorded for postretirement benefits were not significant as the majority of actual costs to the Company for such benefits was offset by contributions from the related employees.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The following table provides information on the status of these plans as of December 31, 1992 and 1993:

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1992       1993
                                                                        ---------  ---------
                                                                           (IN THOUSANDS
                                                                            OF DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees and their dependents.......................................  $    (586) $    (505)
  Fully eligible active plan participants.............................       (287)       (19)
  Active employees not fully eligible.................................       (933)      (423)
                                                                        ---------  ---------
Accumulated postretirement benefit obligation.........................  $  (1,806) $    (947)
Plan assets...........................................................     --         --
Unamortized plan amendments...........................................     --         --
Unamortized net (gain) loss...........................................     --             55
                                                                        ---------  ---------
Accrued postretirement benefit costs..................................  $  (1,806) $    (892)
                                                                        ---------  ---------
                                                                        ---------  ---------

Net periodic postretirement benefit costs for 1992 and 1993 included the following (in thousands of dollars):

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                         --------------------
                                                                           1992       1993
                                                                         ---------  ---------
                                                                            (IN THOUSANDS
                                                                             OF DOLLARS)
Service cost...........................................................  $      55  $      58
Interest cost..........................................................        134        154
Amortization of unrecognized net loss..................................     --             11
Curtailment (gain).....................................................     --         (1,000)
Settlement (gain)......................................................     --             (5)
                                                                         ---------  ---------
Net periodic postretirement benefit cost (benefit).....................  $     189  $    (782)
                                                                         ---------  ---------
                                                                         ---------  ---------

Measurement of the accumulated postretirement benefit obligation was based on a discount rate of 7.5% in 1993 (8% in 1992).

    During 1993, the Company provided $1,261,000 (included in "Other (income) expenses, net" -- see Note 12) for deferred compensation related to the retirement of certain executive officers of the Company.

10.  ENVIRONMENTAL, LEGAL AND CONTINGENT LIABILITIES:

  ENVIRONMENTAL MATTERS--

    The Company's manufacturing plants generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to federal, state and local laws and regulations. The Company believes that its manufacturing plants are in substantial compliance with the various federal, state and local laws and regulations, and does not anticipate any material expenditures to remain in compliance.

    Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), and other statutes, the United States
Environmental Protection Agency (EPA) and the states have the authority to impose liability on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Accordingly, the Company

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) has been named as a potentially responsible party (PRP), or may otherwise face potential liability for environmental remediation or cleanup, in connection with the sites described below that are in various stages of investigation or remediation.

    At one site, the Company is one of seven PRP's because of its apparent ownership of four parcels of land from 1967 to 1969 which may have held part or all of one or more settling ponds apparently operated by an adjacent business from 1957 to 1973. The Company has already paid $85,000 as its share of a settlement of an EPA demand for $415,000 in past response costs, and the EPA currently seeks payment from the PRP's of an additional $572,000 in response costs and has asked the PRP's to undertake the design and construction of the remediation project. According to the EPA, the present value of the cost to implement its preferred cleanup method is estimated to be $1,868,900. Negotiations with the EPA and the other PRP's are ongoing.

    Pursuant to a Consent Decree entered into in November 1991 with the EPA, the Company has agreed to close and remediate a landfill leased by the Company and formerly used for the disposal of spent foundry sands. The Company established a reserve of $1,400,000 during 1990 and 1991 (of which approximately $500,000 for remediation has been spent through December 31, 1993) which it believes is adequate to cover the estimated cost of compliance with the Consent Decree.

    The Company has also been named as a PRP, along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be considered to be a "de minimis" party.

    The Company is a defendant in two actions where a private party seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At one site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $1,500,000 from the Company and other defendants. The Company has denied liability and asserted a counter-claim against plaintiff and cross-claims against the co-defendants. At the other site, which the Company owned from 1967 until 1978, the plaintiff, which owned the site from 1991 until 1993, seeks in excess of $472,000 from the Company and other former owners and operators for costs and damages allegedly incurred while cleaning up the property in preparation for sale. The Company denies liability.

    The Company is in the process of investigating the need to perform environmental remediation or cleanup at certain manufacturing sites formerly operated and still owned by the Company. At two of the sites, the Company has determined that some remediation or cleanup will be required. The estimated cost for such remediation or cleanup is not considered significant.

    During 1991 and 1993 the Company made provisions of approximately $1,030,000 and $3,136,000, respectively, (no significant amounts in 1992) toward various environmental matters discussed above. At December 31, 1993, the Company has accruals, including those discussed above, of $4,354,000 for the estimated cost to resolve its potential liability with the above and other, less significant, matters. The above provisions and accruals exclude any potential recovery from insurers or other third parties. The Company believes that the above accruals are adequate for the resolution of known environmental matters.

  JUSTICE DEPARTMENT INVESTIGATION--

    Subsequent to the end of 1993, the Company was advised by the United States Department of Justice that it intends to conduct an investigation into possible improper payments made in connection with a foreign sale by the Company's Cooper division in mid-1993. On August 5, 1993, the Company announced that a routine internal audit had uncovered a diversion of $350,000 to an account opened by a former employee of the Cooper division in Brady, Texas, and that up to $60,000 of

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) this sum may possibly constitute improper payments to a foreign government. At that time, the Company voluntarily turned its findings over to the Department of Justice. The Company intends to cooperate fully with the authorities in resolving this matter.

  OTHER--

    The Company is involved in a number of legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. However, after consideration of relevant data (review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position.

    At December 31, 1993, the Company was contingently liable for approximately $2,487,000 primarily relating to outstanding letters of credit.

11.  OPERATIONS BY INDUSTRY SEGMENT:

    The  Company's   operations  involve   a   single  industry   segment,   the
manufacturing and sale of agricultural and industrial machinery and other products.

    Approximately 4%, 6% and 8% of the Company's net sales from continuing operations in 1991, 1992 and 1993, respectively, were exported. Approximately two-thirds of the export sales in 1992 and 1993 were shipped to Mexico. In 1991, more than 90% of the export sales were shipped to Canada. The remaining export sales for these three years were shipped to various countries throughout the world with no country other than Mexico and Canada being shipped more than 2% of the net sales. Export sales consist primarily of agricultural equipment and forming presses.

    Approximately 3%, 24% and 25% of the Company's net sales from continuing operations in 1991, 1992 and 1993, respectively, were derived from sales to the three major U.S. automobile manufacturers.

12.  SUMMARY OF OTHER INCOME (EXPENSE):

    Other income (expense) consists of the following:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1991       1992       1993
                                                                              ---------  ---------  ---------
                                                                                 (IN THOUSANDS OF DOLLARS)
Interest income.............................................................  $   2,197  $   1,994  $   1,832
Goodwill amortization.......................................................     (2,067)    (2,067)    (2,067)
Loan cost expenses..........................................................     (1,654)    (1,886)      (988)
Rent income.................................................................        922        236         61
Environmental related expenses..............................................     --           (266)    (1,486)
Net gain on sales of operating and non-operating assets.....................         90        397        462
Loss on loan guarantee to affiliated company................................     --         (1,098)    --
Deferred compensation (Note 9)..............................................     --         --         (1,261)
Litigation settlement.......................................................       (850)    --           (650)
Other miscellaneous.........................................................        189       (804)      (517)
                                                                              ---------  ---------  ---------
                                                                              $  (1,173) $  (3,494) $  (4,614)
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    See  the Company's Proxy Statement incorporated by reference as part of this
Part III, under the caption "Proposal 1: Election of Directors" for information with respect to the directors. In addition, see the information under the caption "Executive Officers of the Company" as part of Part I, Item 1 of this Report which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Management Compensation" and "Functioning of the Board and Committees" for information with respect to executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security Ownership of Certain Beneficial Owners.

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Outstanding Stock and Voting Rights", "Beneficial Owners" and "Proposal 1: Election of Directors", for information with respect to the ownership of certain beneficial owners of Common Stock, Series B Variable Rate Cumulative Preferred Stock and $10.81 Series C Cumulative Preferred Stock of the Company.

    (b) Security Ownership of Management.

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the caption "Proposal 1: Election of
Directors" for information with respect to the beneficial ownership by management of capital stock of the Company.

    (c) Changes in Control.

    There is no arrangement known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Proposal 1: Election of Directors" and "Management Compensation" for information with respect to certain relationships and related transactions with management.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Included in Part II of this report:

       Report of Independent Accountants
       Consolidated statements of income (loss) for the years ended December 31, 1991, 1992 and
         1993
       Consolidated balance sheets as of December 31, 1992 and 1993
       Consolidated statements of cash flows for the years ended December 31, 1991,
         1992 and 1993
       Consolidated statements of shareholders' investment for the years ended December 31, 1991,
         1992 and 1993
       Notes to consolidated financial statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

       Schedule VIII--Allowance for losses in collection for the years ended December 31, 1991,
         1992 and 1993
       Schedule X--Supplemental income statement information for the years ended December 31,
         1991, 1992 and 1993

(a) 3.  EXHIBITS

    The following exhibits are incorporated by reference as noted below:

3(a)       The  Registrant's  Restated  Certificate  of  Incorporation,  as  amended, is incorporated by reference to Exhibit 3  of the Company's 1988 Annual  Report on Form 10-K (File No. 1-5530).
3(b)       The  Registrant's  Amendments  to Restated  Certificate  of  Incorporation is
            incorporated by reference to Exhibit 3  of the Company's 1990 Annual  Report on Form 10-K (File No. 1-5530).
3(c)       The  Registrant's By-Laws  of the  Company, as  amended, are  incorporated by reference to Exhibit  3 of  the Company's 1989  Annual Report  on Form  10-K
            (File No. 1-5530).
4(a)       The Registrant's Certificate of Designation of a series of preferred stock as
            Series   B  Variable  Rate  Cumulative   Preferred  Stock,  as  amended,  is
            incorporated  by  reference  to  Item  16,  Exhibit  4.2  of  the  Company's
            Registration  Statement  on  Form  S-1, Amendment  No.  1  (Registration No.
            33-4950).
4(b)       The Registrant's  Amendments  to  Certificate of  Designation  for  Series  B
            Preferred  Stock,  are  incorporated by  reference  to Exhibit  3(a)  of the
            Company's report on Form 8-K, dated February 10, 1993 (File No. 1-5530).
4(c)       The Registrant's Series B Preferred Stock  Agreement dated as of January  29,
            1993  between Allied and the holder of  Allied's Series B Preferred Stock is incorporated by reference to  Exhibit 4(a) of the  Company's report on  Form
            8-K, dated February 10, 1993 (File No. 1-5530).
4(d)       The  Registrant's Form of Subordinated  Note to be issued  to Allied Series B
            Preferred Stock holder is incorporated by  reference to Exhibit 4(b) of  the
            Company's report on Form 8-K, dated February 10, 1993 (File No. 1-5530).
4(e)       The  Registrant's Certificate of  Designation creating a  series of preferred stock as  $10.81 Series  C  Cumulative Preferred  Stock is  incorporated  by reference  to Exhibit 4 of the Company's  report on Form 10-Q dated November
            11, 1988 (File No. 1-5530).
4(f)       The Registrant's  Amendments  of  Certificate of  Designation  for  Series  C
            Preferred  Stock  are  incorporated  by reference  to  Exhibit  3(b)  of the
            Company's report on Form 8-K dated February 10, 1993 (File No. 1-5530).
4(g)       The Registrant's Series C Preferred Stock  Agreement dated as of January  29,
            1993  between Allied and the holders of Allied's Series C Preferred Stock is incorporated by reference to  Exhibit 4(c) of the  Company's report on  Form
            8-K dated February 10, 1993 (File No. 1-5530).
4(h)       The  Registrant's Form  of Subordinated  Note issued  to holders  of Allied's
            Series C Preferred Stock is incorporated by reference to Exhibit 4(d) of the
            Company's report on Form 8-K, dated February 10, 1993 (File No. 1-5530).
4(i)       The Registrant's Form of Amended and Restated Subordinated Note dated  August
            28,  1990 which are a part  of a group of notes  with the same terms and the same date in the aggregate principal amount of $1,105,769 is incorporated by reference to Exhibit 4(e) of the Company's report on Form 8-K dated February
            10, 1993 (File No. 1-5530).
4(j)       The Registrant's  Form  of  Restated  and  Amended  Subordinated  Note  dated
            September  6, 1985 which is a part of a group of notes having the same terms and same date in the aggregate principal amount of $733,000 is  incorporated by  reference to  Exhibit 4(f)  of the  Company's report  on Form  8-K dated
            February 10, 1993 (File No. 1-5530).

10(a)      The Registrant's Credit and Debt Restructuring Agreement dated as of  January
            22,  1990 among  Allied, Continental  Bank N.A.,  as Agent,  and the Lenders
            named therein is incorporated by reference to Exhibit 10(a) of the Company's report on Form 8-K dated February 6, 1990 (File No. 1-5530).
10(b)      The Registrant's Amended and Restated Credit and Debt Restructuring Agreement
            dated as of January 28, 1993 among Allied, Continental Bank N.A., as  Agent, and  the Lenders named therein is incorporated by reference to Exhibit 10(a)
            of the  Company's report  on Form  8-K  dated February  10, 1993  (File  No.
            1-5530).
10(c)      The  Registrant's Credit Agreement dated as  of January 28, 1993 among Verson
            Corporation, Continental Bank N.A., as Agent, and the lenders named  therein is  incorporated by  reference to Exhibit  10(b) of the  Company's report on
            Form 8-K dated February 10, 1993 (File No. 1-5530).
10(d)      The Registrant's Intercompany Service Agreement dated as of January 29,  1993 between  Allied  and  Verson  Corporation is  incorporated  by  reference to
            Exhibit 10(c) of the  Company's report on Form  8-K dated February 10,  1993
            (File No. 1-5530).
10(e)      The  Registrant's Tax Sharing Agreement dated  as of January 29, 1993 between
            Allied and Verson Corporation is incorporated by reference to Exhibit  10(d)
            of  the  Company's report  on Form  8-K  dated February  10, 1993  (File No.
            1-5530).
10(f)      The Registrant's Accounts Financing  Agreement dated as  of January 29,  1993 between  Congress Financial Corporation (Southern)  and Bush Hog Corporation
            is incorporated by  reference to Exhibit  10(e) of the  Company's report  on
            Form 8-K dated February 10, 1993 (File No. 1-5530).
10(g)      The  Registrant's Letter Agreement dated as  of January 29, 1993 between Bush
            Hog Corporation  and  Congress  Financial  Corporation  (Southern)  entitled
            "Additional  Representations,  Covenants and  Other  Terms --  Supplement to
            Accounts Financing Agreement . . ." is incorporated by reference to  Exhibit
            10(f)  of the Company's report on Form 8-K dated February 10, 1993 (File No.
            1-5530).
10(h)      The Registrant's Letter Agreement dated as  of January 29, 1993 between  Bush
            Hog  Corporation  and  Congress Financial  Corporation  (Southern) regarding
            Inventory Loans  is  incorporated  by  reference to  Exhibit  10(g)  of  the
            Company's report on Form 8-K dated February 10, 1993 (File No. 1-5530).
10(i)      The  Registrant's Intercompany Service Agreement dated as of January 29, 1993 between Allied  and Bush  Hog Corporation  is incorporated  by reference  to
            Exhibit  10(h) of the Company's  report on Form 8-K  dated February 10, 1993
            (File No. 1-5530).
10(j)      The Registrant's Tax Sharing Agreement dated  as of January 29, 1993  between
            Allied  and Bush  Hog Corporation  is incorporated  by reference  to Exhibit
            10(i) of the Company's report on Form 8-K dated February 10, 1993 (File  No.
            1-5530).
10(k)      The  Registrant's 1977 Incentive  Stock Plan is  incorporated by reference to
            Exhibit 10(a) of  the Company's 1980  Annual Report on  Form 10-K (File  No.
            1-5530).
10(l)      The  Registrant's SMART Plan is incorporated by reference to Exhibit 10(d) of the Company's 1984 Annual Report on Form 10-K (File No. 1-5530).
10(m)      The Registrant's  1990  Long-Term Incentive  Stock  Plan is  incorporated  by reference  to Exhibit 10  of the Company's  1991 Annual Report  on Form 10-K
            (File No. 1-5530).
10(n)      The Registrant's Agreement for the sale  of the assets of the White-New  Idea
            Farm  Equipment Division of  Allied Products Corporation  is incorporated by reference to Exhibit (c)(2)(w)(i) of the Company's report on Form 8-K  dated
            January 14, 1994 (File No. 1-5530).
10(o)      The  Registrant's Credit  Agreement dated as  of March 17,  1994 among Allied
            Products Corporation,  the Banks  Named Herein  and Continental  Bank  N.A.,
            individually  and as agent is incorporated  by reference to Exhibit 10(i) of the Company's report on Form 8-K dated April 8, 1994 (File No. 1-5530).

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

  EXHIBIT NO.    NAME OF EXHIBIT
- ---------------  --------------------------------------------------------------------------------------
      22         Subsidiaries of the Registrant.
      24         Consent of Independent Accountants.
      25         Powers of Attorney.

    Reference is made to Note 1 of Notes to Consolidated Financial Statements regarding the computation of earnings per share. Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1993.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE VIII--ALLOWANCE FOR LOSSES IN COLLECTION
FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

(IN THOUSANDS OF DOLLARS)

                                               1991       1992       1993
- ----------------------------------------------------------------------------
Balance at beginning of year...............  $   2,937  $   3,108  $   2,914
Add (deduct)--
  Provision charged to income..............      1,220      1,346        229
  Receivables charged off as bad debts, net
   of recoveries...........................     (1,049)    (1,540)    (1,147)
                                             ---------  ---------  ---------
Balance at end of year.....................  $   3,108  $   2,914  $   1,996
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

SCHEDULE X--SUPPLEMENTAL INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

(IN THOUSANDS OF DOLLARS)

                                    1991       1992       1993
- -----------------------------------------------------------------
Maintenance and repairs.........  $   7,487  $   6,110  $   4,705

    Taxes (other than payroll and income taxes), royalty, advertising, and amortization of intangible assets or operating costs are not set forth above as such costs and expenses individually did not exceed one percent of net sales in the applicable years.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIED PRODUCTS CORPORATION
                                                       (Registrant)

                                                              RICHARD A. DREXLER
                                          BY:
                                      ------------------------------------------

                                              RICHARD A. DREXLER, CHAIRMAN,
                                                      PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER
Date: April 13, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           *                       [RICHARD A. DREXLER]
                                                      ----------------------------------------------
                                                        Richard A. Drexler, CHAIRMAN, PRESIDENT AND
                                                             CHIEF EXECUTIVE OFFICER; DIRECTOR
                                           *                         [JAMES J. HAYDEN]
                                                      ----------------------------------------------
                                                       James J. Hayden, EXECUTIVE VICE PRESIDENT AND
                                                             CHIEF FINANCIAL OFFICER; DIRECTOR
                                           *                         [ROBERT J. FLECK]
                                                      ----------------------------------------------
                                                              Robert J. Fleck, VICE PRESIDENT
                                                                  --ACCOUNTING AND CHIEF
                                                                    ACCOUNTING OFFICER
April 13, 1994
                                           *                        [KENNETH B. LIGHT]
                                                      ----------------------------------------------
                                                        Kenneth B. Light, EXECUTIVE VICE PRESIDENT,
                                                        CHIEF ADMINISTRATIVE OFFICER AND SECRETARY;
                                                                         DIRECTOR
                                           *                          [LLOYD DREXLER]
                                                      ----------------------------------------------
                                                                      Lloyd Drexler,
                                                                         DIRECTOR
                                           *                       [WILLIAM D. FISCHER]
                                                      ----------------------------------------------
                                                                    William D. Fischer,
                                                                         DIRECTOR
                                           *                       [STANLEY J. GOLDRING]
                                                      ----------------------------------------------
                                                                   Stanley J. Goldring,
                                                                         DIRECTOR
                                           *                          [JOHN E. JONES]
                                                      ----------------------------------------------
                                                                      John E. Jones,
                                                                         DIRECTOR

                                           *                          [JOHN W. PUTH]
                                                      ----------------------------------------------
                                                                       John W. Puth,
                                                                         DIRECTOR
                                           *                          [S. S. SHERMAN]
                                                      ----------------------------------------------
                                                                      S. S. Sherman,
                                                                         DIRECTOR
                                           *          By:                         [KENNETH B. LIGHT]
                                                        -------------------------------------------
                                                                     Kenneth B. Light,
                                                                     ATTORNEY-IN-FACT