Form 10-Q
period 1994-03-31
ALLIED PRODUCTS CORP /DE/
filed 1994-05-13
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____to____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           DELAWARE                                         38-0292230
- - -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                     Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (312) 454-1020


                                 Not Applicable
                 ----------------------------------------------
                 (former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:9,104,481 common shares, $.01 par value, as of April 30, 1994.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


     PART I.   FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                 INTRODUCTION

                 CONSOLIDATED BALANCE SHEETS-
                   December 31, 1993 and March 31, 1994

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                   Three Months Ended March 31, 1993 and 1994

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-
                   Three Months Ended March 31, 1993 and 1994

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PART II.  OTHER INFORMATION

           ITEM 1.  NOT APPLICABLE

           ITEM 2.  NOT APPLICABLE

           ITEM 3.  NOT APPLICABLE

           ITEM 4.  NOT APPLICABLE

           ITEM 5.  NOT APPLICABLE

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     SIGNATURES

                         PART I - FINANCIAL INFORMATION



           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES



                                  INTRODUCTION


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the three month period ended March 31, 1993 and 1994 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1993 AND MARCH 31, 1994
                                   (UNAUDITED)


                                     ASSETS

                                                        12/31/93             3/31/94
                                                    ----------------    ----------------
CURRENT ASSETS:
 Cash and cash equivalents                          $    44,416,000     $     4,088,000
                                                    ----------------    ----------------
 Notes and accounts receivable, less allowances
  of $1,996,000 and $2,076,000, respectively        $    44,415,000     $    60,219,000
                                                    ----------------    ----------------
 Inventories:
   Raw materials                                    $     9,407,000     $    10,318,000
   Work in process                                       18,161,000          16,760,000
   Finished goods                                        17,156,000          14,889,000
                                                    ----------------    ----------------
                                                    $    44,724,000     $    41,967,000
                                                    ----------------    ----------------
 Prepaid expenses                                   $     1,915,000     $     1,151,000
                                                    ----------------    ----------------
         Total current assets                       $   135,470,000     $   107,425,000
                                                    ----------------    ----------------
PLANT AND EQUIPMENT, AT COST:
  Land                                              $     2,454,000     $     2,454,000
  Buildings and improvements                             34,573,000          34,821,000
  Machinery and equipment                                37,946,000          38,201,000
                                                    ----------------    ----------------
                                                    $    74,973,000     $    75,476,000
  Less - Accumulated depreciation and amortization       43,923,000          44,720,000
                                                    ----------------    ----------------
                                                    $    31,050,000     $    30,756,000
                                                    ----------------    ----------------
OTHER ASSETS:
  Notes receivable, due after one year              $     8,465,000     $     8,043,000
  Deferred charges(goodwill),net of amortization         16,693,000          16,176,000
  Other                                                     362,000           1,130,000
                                                    ----------------    ----------------
                                                    $    25,520,000     $    25,349,000
                                                    ----------------    ----------------

                                                    $   192,040,000     $   163,530,000
                                                    ----------------    ----------------
                                                    ----------------    ----------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1993 AND MARCH 31, 1994
                                   (UNAUDITED)


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                12/31/93         3/31/94
                                                            --------------   --------------
CURRENT LIABILITIES:
  Revolving credit agreement                                $      --        $  10,668,000
  Revolver loan                                                 4,382,000           --
  Current portion of long-term debt                            39,343,000        4,106,000
  Accounts payable                                             13,957,000       18,896,000
  Accrued expenses                                             46,124,000       39,032,000
                                                            --------------   --------------
              Total current liabilities                     $ 103,806,000    $  72,702,000
                                                            --------------   --------------

LONG-TERM DEBT, LESS CURRENT PORTION SHOWN ABOVE            $  10,622,000    $  10,323,000
                                                            --------------   --------------

OTHER LONG-TERM LIABILITIES                                 $   2,701,000    $   2,636,000
                                                            --------------   --------------
REDEEMABLE PREFERRED STOCK: $10.81 SERIES C
  CUMULATIVE PREFERRED STOCK; STATED VALUE $100 PER
  SHARE; AUTHORIZED 150,000 SHARES; ISSUED AND OUTSTANDING
  129,000 SHARES                                            $  12,900,000    $  12,900,000
                                                            --------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
  Preferred Stock-
    Series B Variable Rate Cumulative Preferred
      Stock, stated value $50 per share; authorized
      350,000 shares; issued and outstanding 180,800 shares $   9,040,000    $   9,040,000

    Undesignated-authorized 1,500,000 shares;
      none issued                                                  --               --
  Common stock, par value $.01 per share;
    authorized 25,000,000 shares; issued 9,089,748
    and 9,101,461 shares at December 31, 1993 and
    March 31, 1994, respectively                                   91,000           91,000
  Additional paid-in capital                                   92,395,000       92,489,000
  Retained earnings (deficit)                                 (39,515,000)     (36,651,000)
                                                            --------------   --------------
                                                            $  62,011,000    $  64,969,000
                                                            --------------   --------------

                                                            $ 192,040,000    $ 163,530,000
                                                            --------------   --------------
                                                            --------------   --------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               For the three months ended March 31, 1993 and 1994
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                       ---------------------------------
                                                             1993               1994
                                                       --------------     --------------
Net sales from continuing operations                   $  59,893,000      $  59,214,000
Cost of products sold                                     46,319,000         43,987,000
                                                       --------------     --------------
     Gross profit                                      $  13,574,000      $  15,227,000
                                                       --------------     --------------
Other costs and expenses-
  Selling and administrative expenses                  $   8,113,000      $   8,276,000
  Interest expense                                         1,680,000          1,054,000
  Other (income) expense, net                                320,000            384,000
                                                       --------------     --------------
                                                       $  10,113,000      $   9,714,000
                                                       --------------     --------------

Income before taxes from continuing operations         $   3,461,000      $   5,513,000
Provision for income taxes                                   127,000            216,000
                                                       --------------     --------------

Income from continuing operations                      $   3,334,000      $   5,297,000
                                                       --------------     --------------
Discontinued operations (net of tax):
  Income (loss)from operations                         $   2,604,000      $    (949,000)
  Provision for loss on disposition of
    discontinued operation                                    --             (1,000,000)
                                                       --------------     --------------
  Income (loss) from discontinued operations           $   2,604,000      $  (1,949,000)
                                                       --------------     --------------
Net income                                             $   5,938,000      $   3,348,000
                                                       --------------     --------------
                                                       --------------     --------------
Net income applicable to common stock                  $   5,390,000      $   2,864,000
                                                       --------------     --------------
                                                       --------------     --------------

Earning (loss) per common share:
  Continuing operations                                $         .32      $         .53
  Discontinued operations                                        .29               (.21)
                                                       --------------     --------------
  Income per common share                              $         .61      $         .32
                                                       --------------     --------------
                                                       --------------     --------------

Average number of common shares outstanding                8,846,000          9,096,000
                                                       --------------     --------------
                                                       --------------     --------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                   ---------------------------------
                                                                         1993               1994
                                                                   --------------     --------------
   Cash Flows from Operating Activities:
     Net income                                                     $   5,938,000      $   3,348,000
     Adjustments to reconcile net income to net cash provided
      from (used for) operating activities:
       Provision for loss on dispostion of discontined operation           --              1,000,000
       Effect of provision for restructuring costs                        700,000             --
       Depreciation and amortization                                    2,627,000          1,351,000
       Amortization of deferred charges and (credits), net                (54,000)           517,000
       Changes in noncash assets and liabilities, net of
        effects of assets/businesses sold and noncash transactions:
        (Increase) in accounts receivable                             (29,412,000)       (15,906,000)
        Decrease in inventories                                        25,671,000          2,757,000
        (Increase) decrease in prepaid expenses                          (898,000)           764,000
        Increase (decrease) in accounts payable and accrued
         expenses                                                      12,411,000         (3,152,000)
       Other, net                                                        (994,000)          (276,000)
                                                                    --------------     --------------
    Net cash provided from (used for) operating activities          $  15,989,000      $  (9,597,000)
                                                                    --------------     --------------
   Cash Flows from Investing Activities:
     Additions to plant and equipment                               $  (1,849,000)     $  (1,165,000)
     Proceeds from sales of plant and equipment                         2,596,000             78,000
                                                                    --------------     --------------
     Net cash provided from (used for) investing activities         $     747,000      $  (1,087,000)
                                                                    --------------     --------------
   Cash Flows from Financing Activities:
     Borrowing under the revolving credit agreement                 $      --          $  20,000,000
     Proceeds from issuances of long-term debt                         33,348,000             --
     Borrowings under the revolver loan agreements                     44,444,000         29,243,000
     Payments under the revolver loan agreements                      (15,748,000)       (48,508,000)
     Payments of long-term debt                                       (65,058,000)       (29,989,000)
     Preferred stock dividends/redemptions paid                          (954,000)          (484,000)
     Stock option transations                                              46,000             94,000
                                                                    --------------     --------------
     Net cash (used for) financing activities                       $  (3,922,000)     $ (29,644,000)
                                                                    --------------     --------------
     Net increase (decrease) in cash and cash equivalents           $  12,814,000      $ (40,328,000)
     Cash and cash equivalents at beginning of year                     5,446,000         44,416,000
                                                                    --------------     --------------
     Cash and cash equivalents                                      $  18,260,000      $   4,088,000
                                                                    --------------     --------------
                                                                    --------------     --------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                               -------------------------------
                                                                    1993              1994
                                                               -------------     -------------
Supplemental Information:

     (A)  Noncash investing and financing activities:
           1.  Series B Preferred stock dividends paid
                 through the issuance of common stock          $    398,000      $      --
                                                               -------------     -------------
                                                               -------------     -------------
           2.  Series B Preferred stock redemptions
               ($1,500,000) and dividends ($352,000) paid
               through the issuance of subordinated debt,
               net of $396,000 cash paid                       $  1,456,000      $      --
                                                               -------------     -------------
                                                               -------------     -------------

           3.  Series C Preferred stock dividends paid
                 through the issuance of common stock          $    405,000      $      --
                                                               -------------     -------------
                                                               -------------     -------------
           4.  Series C Preferred stock redemptions
               ($700,000) and dividends ($792,000) paid
               through the issuance of subordinated debt,
               net of $510,000 cash paid                       $    982,000      $      --
                                                               -------------     -------------
                                                               -------------     -------------

           5.  Interest expense paid through the issuance of
                subordinated debt                              $     48,000      $      --
                                                               -------------     -------------
                                                               -------------     -------------


     (B)  Interest paid during the period                      $  3,207,000      $  1,848,000
                                                               -------------     -------------
                                                               -------------     -------------

     (C)  Income/franchise taxes paid during the period,
            net of refunds                                     $    164,000      $    103,000
                                                               -------------     -------------
                                                               -------------     -------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ACCRUED EXPENSES

     The Company's accrued expenses consist of the following:

                                               12/31/93            3/31/94
                                             -------------      -------------
     Salaries and wages                      $  7,051,000       $  7,367,000
     Warranty                                   9,658,000          9,208,000
     Insurance                                  9,096,000          6,293,000
     Restructuring and other
       facility close down costs                6,141,000          4,562,000
     Pensions, including retiree
       health                                   3,712,000          3,646,000
     Taxes, other than income
       taxes                                    1,742,000          1,567,000
     Environmental matters                      4,354,000          4,479,000
     Other                                      4,370,000          1,910,000
                                             -------------      -------------
                                             $ 46,124,000       $ 39,032,000
                                             -------------      -------------
                                             -------------      -------------

(2)  INCOME PER COMMON SHARE

     Income per common share in the first quarter of 1993 and 1994 is based on the average number of common shares outstanding (8,846,000 and 9,096,000, respectively) after reducing net income for preferred dividend requirements ($548,000 and $484,000 for the three months ended March 31, 1993 and 1994, respectively). The assumed exercise of stock options would not result in material dilution for the quarters ended March 31, 1993 and 1994.

(3)  DISPOSITION/SALES OF ASSETS

     In the first quarter of 1994, the Company signed a letter of intent to sell substantially all of the assets and the business of its Cooper division. Subsequent to the end of the first quarter of 1994, the Company enter into a definitive sale agreement for this operation. The closing should take place in the second quarter of 1994. During the first quarter of 1994, the Company recorded a provision of $1,000,000 for the estimated loss on the disposition of this operation. The provision has been included in the Consolidated Statements of Income (loss) in the first quarter 1994 as "Provision for Loss on disposition of discontinued operation".

(4)  RESTRUCTURING COSTS

     During the first quarter of 1993 and 1994, expenditures of approximately $2,100,000 and $1,129,000, respectively, were charged against the provision for restructuring cost established in 1991, 1992 and the first quarter of 1993.

(5)  FINANCIAL ARRANGEMENTS

     During the first quarter of 1994, the Company terminated separate debt financing agreements at the former Bush Hog, Verson, and Coz subsidiaries through the completion of a new Revolving Credit Agreement. This new three year $50,000,000 Revolving Credit Agreement with two banks, dated March 17, 1994, provides for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes. Interest is at prime rate or at other rates as provided within the agreement. This facility is collateralized principally by the Company's receivables and inventories. The all collateral is subject to release if the Company attains certain financial results for the first nine months of 1994 or for any four consecutive fiscal quarters starting January 1, 1994, which the Company believes will occur. As a result of this financing, Bush Hog Corporation, Verson Corporation and Coz Corporation subsidiaries were dissolved and their assets were conveyed to the parent company, Allied Products Corporation. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense.


(6)  CONTINGENT LIABILITIES

     The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position.

     At March 31, 1994, the Company was contingently liable for approximately $909,000 primarily relating to outstanding letters of credit.


(7)  INCOME TAXES

     The provision for income taxes in the first quarter of 1993 and 1994 is $214,000 and $145,000, respectively. The allocation of the provision for income taxes in the first quarter Consolidated Statements of Income (Loss) includes the following:

                                            1993           1994
                                         ----------     ----------
     Continuing operations               $ 127,000      $ 216,000
     Discontinued operations                87,000        (71,000)
                                         ----------     ----------
        Total provision                  $ 214,000      $ 145,000
                                         ----------     ----------
                                         ----------     ----------

     The provision for income taxes in the first quarter of 1993 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                               1993           1994
                                           ------------   ------------
     Income tax at statutory rates         $ 2,092,000    $ 1,223,000
     Utilization of net operating loss
       carryforwards                        (1,905,000)    (1,305,000)
     Permanent book over tax, net
       of tax over book, differences
       on acquired assets                       27,000        227,000
                                           ------------   ------------
            Total provision                $   214,000    $   145,000
                                           ------------   ------------
                                           ------------   ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATING RESULTS

During 1993, the Company sold the Smith Energy Services and White-New Idea Farm Equipment divisions for cash. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining operations during 1993. During the first quarter of 1994, the Company signed a letter of intent to sell substantially all of the assets and the business of the Cooper division. Subsequent to the end of the first quarter of 1994, the Company enter into a definitive agreement for this operation. The closing should take place in the second quarter of 1994. The Company has included the results of these operations under the caption "Discontinued operations - Income (loss) from discontinued operations." In 1993, an allocation of financing costs, administrative and interest expenses and related restructuring cost provision was also included under this caption. Previously issued financial statements for 1993 have been restated to reflect the effect of these discontinued operations.

Net sales from continuing operations in the first quarter of 1994 were $59,214,000 compared to net sales from continuing operations of $59,893,000 in the first quarter of 1993. Income from continuing operations in the first quarter of 1994 was $5,297,000 compared to income from continuing operations of $3,334,000 in the first quarter of the prior year. Net income in the first quarter of 1994 was $3,348,000 compared to net income of $5,938,000 in the prior year's first quarter.

At the Bush Hog division, net sales increased by over 28% in the first quarter of 1994. The increase was related to the rotary cutter and disc mower product lines. In general, the agricultural equipment industry has experienced improvement over the prior year due to a number of factors, including improved farm income, higher crop prices, increased planted acreage, an improved balance sheet for the farmers and more favorable weather conditions. During the first quarter of 1994, gross profits and gross profit margins improved at the Bush Hog division. The majority of the increase in gross profits was related to increased sales volume as noted above. The remaining portion of the increase in gross profits and the increase in gross profit margins was related to increased facility utilization and, to a lesser extent, increased sales prices since the first quarter of 1993.

At the Verson division, sales decreased by approximately 28% in the first quarter of 1994 compared to the first quarter of the prior year. During the first quarter of 1993, production was still very strong on a large press order for Chrysler. Most production was completed prior to the end of 1993. While gross profit margins improved in the first quarter of 1994, gross profits decreased. The decrease in gross profits was related to decreased sales volume as noted above. The improvement in margins was the result of several factors, including the mix of products sold, the favorable effects of job close outs in the current year and cost reduction measures implemented throughout 1993.

At the Coz division, net sales increased by over 6% in the first quarter of 1994 compared to the first quarter of 1993. Gross profits and gross profit margins decreased slightly in the first quarter of 1994. The majority of the decreases in both of these items was related to the mix of products sold in the current quarter - material content was greater in the current year as a percent of sales. Overhead costs also increased in the first quarter of 1994, primarily in the areas of repair and maintenance and utility costs.

Selling and administrative expenses increased to $8,276,000 (14.0% of net sales from continuing operations) in the first quarter of 1994 from $8,113,000 (13.5% of net sales from continuing operations) reported in the first quarter of 1993. Increases in these expenses were primarily associated with commissions. As discussed above, agricultural equipment sales increased in the first quarter of 1994 and are generally commissioned sales. Other less significant increases were partially offset by decreased salaries and other costs related to the restructuring of the Corporate Office and its Management Information Systems
(MIS) function.

The decrease in interest expense ($1,054,000 in the first quarter of 1994 compared to $1,680,000 after allocation to discontinued operations in 1993) is directly related to a significantly reduced borrowing level in the current year.

Other expense in the first quarter of 1994 ($384,000) approximated that reported in the first quarter of 1993 ($320,000). The decrease in idle facility costs in the current year related primarily to environmental issues which were accrued for in the first quarter of 1993. This decrease was offset by increased loan costs related to the early payment of amounts due under a sale/leaseback arrangement in the first quarter of 1994.

In the first quarter of 1994, loss from discontinued operations is represented by the operating loss related to the Cooper division. In addition, the Company recorded a provision of $1,000,000 for the estimated loss on the disposition of this operation. Discontinued operations in the first quarter of 1993 represent the operating results of the discontinued operations noted earlier in this analysis reduced by an allocation of financing costs, administrative and interest expense, and related restructuring cost provision.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 1994 was $34,723,000 (current ratio of 1.48 to 1.0) versus working capital of $31,664,000 (current ratio of 1.31 to 1.0) at December 31, 1993. Net receivables have increased by almost $16,000,000 since the end of 1993. The entire increase is related to the Bush Hog division. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the products by the dealer. Sales to dealers are typically strong in the first quarter of the year, just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. Inventory levels have decreased by almost $3,000,000 since the end of 1993 with the vast majority of the decrease related to the Verson division.

At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Proceeds from the disposition were used to pay all amounts due under a restrictive credit agreement which had, for the past four years, seriously hampered the Company's ability to operate in a prudent and business-like manner.

During the first quarter of 1994, the Company terminated separate debt financing agreements at the Bush Hog, Verson and Coz divisions through the completion of a new Revolving Credit Agreement. Reference is made to Note 5 of Notes to Consolidated Financial Statements regarding a further description of this financial arrangement.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibit is incorporated by reference to the   Company's
     report on Form 8-K dated January 14, 1994 (File No. 1-5530):

      1. The Registrant's Agreement for the sale of the assets of the White-New Idea Farm Equipment Division of Allied Products Corporation Exhibit (c)(2)(w)(l).

(b) Reports on Form 8-K - On January 14, 1994 the Company filed a report on Form 8-K under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. This report was filed in connection with the sale of the assets of the White-New Idea Farm Equipment Division to AGCO Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ALLIED PRODUCTS CORPORATION
                                        -----------------------------------
                                                   (REGISTRANT)




May 13, 1994                            Kenneth B. Light
- - ------------                            -----------------------------------
                                        Kenneth B. Light,
                                        Executive Vice President, Chief
                                          Administrative officer and Secretary;
                                          Director



May 13, 1994                            Robert J. Fleck
- - ------------                            -----------------------------------
                                        Robert J. Fleck,
                                        Vice President - Accounting and
                                          Chief Accounting Officer