Form 10-Q
period 1994-06-30
ALLIED PRODUCTS CORP /DE/
filed 1994-08-12
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

              ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM_____TO____

                          COMMISSION FILE NUMBER 1-5530

                           ALLIED PRODUCTS CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      38-0292230
- - --------------------------------              --------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,104,482 common shares, $.01 par value, as of July 31, 1994.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


     PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                INTRODUCTION

                CONSOLIDATED BALANCE SHEETS-
                  December 31, 1993 and June 30, 1994

                CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                  Three and Six Months Ended June 30, 1993 and 1994

                CONSOLIDATED STATEMENTS OF CASH FLOWS-
                  Six Months Ended June 30, 1993 and 1994

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PART II.  OTHER INFORMATION

          ITEM 1.  NOT APPLICABLE

          ITEM 2.  NOT APPLICABLE

          ITEM 3.  NOT APPLICABLE

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The results of operations for the three and six month periods ended June 30, 1993 and 1994 are not necessarily indicative of the results to be expected for the full year.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1993 AND JUNE 30, 1994
                                  (UNAUDITED)

                                    ASSETS


                                                     12/31/93         6/30/94
                                                  -------------   -------------

CURRENT ASSETS:
 Cash and cash equivalents                        $  44,416,000   $   2,801,000
                                                  -------------   -------------
 Notes and accounts receivable, less allowances
  of $1,996,000 and $1,537,000, respectively      $  44,415,000   $  64,205,000
                                                  -------------   -------------
 Inventories:
   Raw materials                                  $   9,407,000   $  11,658,000
   Work in process                                   18,161,000       8,791,000
   Finished goods                                    17,156,000      13,953,000
                                                  -------------   -------------
                                                  $  44,724,000   $  34,402,000
                                                  -------------   -------------
 Prepaid expenses                                 $   1,915,000   $   1,304,000
                                                  -------------   -------------
         Total current assets                     $ 135,470,000   $ 102,712,000
                                                  -------------   -------------
PLANT AND EQUIPMENT, AT COST:
  Land                                            $   2,454,000   $   2,413,000
  Buildings and improvements                         34,573,000      34,161,000
  Machinery and equipment                            37,946,000      38,667,000
                                                  -------------   -------------
                                                  $  74,973,000   $  75,241,000
  Less-Accumulated depreciation and amortization     43,923,000      45,476,000
                                                  -------------   -------------
                                                  $  31,050,000   $  29,765,000
                                                  -------------   -------------
OTHER ASSETS:
  Notes receivable, due after one year            $   8,465,000   $   7,924,000
  Deferred charges(goodwill),net of amortization     16,693,000      15,659,000
  Other                                                 362,000         982,000
                                                  -------------   -------------
                                                  $  25,520,000   $  24,565,000
                                                  -------------   -------------
                                                  $ 192,040,000   $ 157,042,000
                                                  -------------   -------------
                                                  -------------   -------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1993 AND JUNE 30, 1994
                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                      12/31/93        6/30/94
                                                  --------------  --------------
CURRENT LIABILITIES:
  Revolving credit agreement                      $     --        $   7,868,000
  Revolver loan                                       4,382,000         --
  Current portion of long-term debt                  39,343,000       1,004,000
  Accounts payable                                   13,957,000      14,928,000
  Accrued expenses                                   46,124,000      38,685,000
                                                  --------------  --------------
              Total current liabilities           $ 103,806,000   $  62,485,000
                                                  --------------  --------------

LONG-TERM DEBT, LESS CURRENT PORTION SHOWN ABOVE  $  10,622,000   $  10,222,000
                                                  --------------  --------------

OTHER LONG-TERM LIABILITIES                       $   2,701,000   $   2,757,000
                                                  --------------  --------------
REDEEMABLE PREFERRED STOCK: $10.81 SERIES C
  CUMULATIVE PREFERRED STOCK; STATED VALUE $100
  PER SHARE; AUTHORIZED 150,000 SHARES; ISSUED AND
  OUTSTANDING 129,000 AND 122,000 AT DECEMBER 31,
  1993 AND JUNE 30, 1994, RESPECTIVELY            $  12,900,000   $  12,200,000
                                                  --------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
  Preferred Stock-
    Series B Variable Rate Cumulative Preferred
      stock, stated value $50 per share; authorized
      350,000 shares; issued and outstanding
      180,800 and 163,800 shares at December 31,
      1993 and June 30, 1994, respectively        $   9,040,000   $   8,190,000

    Undesignated-authorized 1,500,000 shares;
      none issued                                       --              --

  Common stock, par value $.01 per share;
    authorized 25,000,000 shares; issued 9,089,748
    and 9,104,482 shares at December 31, 1993 and
    June 30, 1994, respectively                          91,000          91,000
  Additional paid-in capital                         92,395,000      92,224,000
  Retained earnings (deficit)                       (39,515,000)    (31,127,000)
                                                  --------------  --------------
                                                  $  62,011,000   $  69,378,000
                                                  --------------  --------------
                                                  $ 192,040,000   $ 157,042,000
                                                  --------------  --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JUNE 30, 1993 AND 1994
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                              -------------------------------
                                                  6/30/93           6/30/94
                                              -------------     -------------
Net sales from continuing operations          $ 59,086,000      $ 57,255,000
Cost of products sold                           42,170,000        41,467,000
                                              -------------     -------------
     Gross profit                             $ 16,916,000      $ 15,788,000
                                              -------------     -------------
Other costs and expenses-
  Selling and administrative expenses         $  8,407,000      $  7,652,000
  Interest expense                               1,633,000           469,000
  Other (income) expense, net                    1,475,000           409,000
                                              -------------     -------------
                                              $ 11,515,000      $  8,530,000
                                              -------------     -------------
Income before taxes from continuing
  operations                                  $  5,401,000      $  7,258,000
Provision for income taxes                         185,000           266,000
                                              -------------     -------------
Income from continuing operations             $  5,216,000      $  6,992,000
                                              -------------     -------------
Discontinued operations (net of tax):
  Income(loss) from operations                $  1,613,000      $ (2,136,000)
  Gain on disposition of discontinued
    operations                                      --             1,135,000
                                              -------------     -------------
Income (loss) from discontinued
  operations                                  $  1,613,000      $ (1,001,000)
                                              -------------     -------------
Net income                                    $  6,829,000      $  5,991,000
                                              -------------     -------------
                                              -------------     -------------
Net income applicable to common
  stock                                       $  6,314,000      $  5,524,000
                                              -------------     -------------
                                              -------------     -------------
Earning (loss) per common share:
  Continuing operations                       $        .52      $        .72
  Discontinued operations                              .18        (      .11)
                                              -------------     -------------
  Income per common share                     $        .70      $        .61
                                              -------------     -------------
                                              -------------     -------------
Average number of common shares
  outstanding                                    8,987,000         9,104,000
                                              -------------     -------------
                                              -------------     -------------

   The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                   (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED
                                             ---------------------------------
                                                 6/30/93            6/30/94
                                             --------------     --------------
Net sales from continuing operations         $ 118,979,000      $ 116,469,000
Cost of products sold                           88,489,000         85,454,000
                                             --------------     --------------
     Gross profit                            $  30,490,000      $  31,015,000
                                             --------------     --------------
Other costs and expenses-
  Selling and administrative expenses        $  16,520,000      $  15,928,000
  Interest expense                               3,313,000          1,523,000
  Other (income) expense, net                    1,795,000            793,000
                                             --------------     --------------
                                             $  21,628,000      $  18,244,000
                                             --------------     --------------
Income before taxes from continuing
  operations                                 $   8,862,000      $  12,771,000
Provision for income taxes                         312,000            482,000
                                             --------------     --------------
Income from continuing operations            $   8,550,000      $  12,289,000
                                             --------------     --------------

Discontinued operations (net of tax):
  Income(loss) from operations               $   4,217,000      $  (3,085,000)
  Gain on disposition of discontinued
    operations                                     --                 135,000
                                             --------------     --------------
Income (loss) from discontinued
  operations                                 $   4,217,000      $  (2,950,000)
                                             --------------     --------------
Net income                                   $  12,767,000      $   9,339,000
                                             --------------     --------------
                                             --------------     --------------
Net income applicable to common
  stock                                      $  11,704,000      $   8,388,000
                                             --------------     --------------
                                             --------------     --------------
Earning (loss) per common share:
  Continuing operations                      $         .84      $        1.24
  Discontinued operations                              .47        (       .32)
                                             --------------     --------------
  Income per common share                    $        1.31      $         .92
                                             --------------     --------------
                                             --------------     --------------
Average number of common shares
  outstanding                                    8,927,000          9,099,000
                                             --------------     --------------
                                             --------------     --------------

   The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                         1993           1994
                                                   -------------- --------------
   Cash Flows from Operating Activities:
    Net income                                     $  12,767,000  $   9,339,000
    Adjustments to reconcile net income
      to net cash provided from (used for)
      operating activities:
     Income on disposition of discontined operations     --            (135,000)
     Effect of provision for restructuring costs         700,000        --
     Depreciation and amortization                     4,398,000      2,731,000
     Amortization of deferred charges and
      (credits), net                                    (108,000)     1,034,000
     Changes in noncash assets and liabilities,
      net of effects of assets/businesses sold
      and noncash transactions:
      (Increase) in accounts receivable               (2,595,000)   (16,603,000)
      Decrease in inventories                         19,164,000      7,457,000
      (Increase) decrease in prepaid expenses         (2,522,000)       611,000
      Increase (decrease) in accounts payable and
        accrued expenses                              14,355,000     (6,886,000)
     Other, net                                          305,000        (30,000)
                                                   -------------- --------------
    Net cash provided from (used for) operating
     activities                                    $  46,464,000  $  (2,482,000)
                                                   -------------- --------------
   Cash Flows from Investing Activities:
    Additions to plant and equipment               $  (3,000,000) $  (2,389,000)
    Proceeds from the sale of assets/businesses        9,609,000        --
    Proceeds from sales of plant and equipment         3,021,000        763,000
                                                   -------------- --------------
    Net cash provided from (used for) investing
     activities                                    $   9,630,000  $  (1,626,000)
                                                   -------------- --------------
   Cash Flows from Financing Activities:
    Borrowing under the revolving credit agreement $     --       $  31,700,000
    Proceeds from issuances of long-term debt         33,348,000        --
    Borrowings under the revolver loan agreements     77,497,000     29,243,000
    Payments under the revolving credit agreement        --         (14,500,000)
    Payments under the revolver loan agreements      (56,566,000)   (48,508,000)
    Payments of short and long-term debt             (78,298,000)   (33,192,000)
    Payments of preferred stock redemptions and
     dividends                                        (1,367,000)    (2,501,000)
    Stock option transactions                            485,000        251,000
                                                   -------------- --------------
    Net cash (used for) financing activities       $ (24,901,000) $ (37,507,000)
                                                   -------------- --------------
    Net increase (decrease) in cash and cash
     equivalents                                   $  31,193,000  $ (41,615,000)
    Cash and cash equivalents at beginning
     of year                                           5,446,000     44,416,000
                                                   -------------- --------------
    Cash and cash equivalents                      $  36,639,000  $   2,801,000
                                                   -------------- --------------
                                                   -------------- --------------

   The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                            1993         1994
                                                       ------------ ------------
Supplemental Information:

     (A)  Noncash investing and financing activities:
           1.  Series B Preferred stock dividends paid
                 through the issuance of common stock  $   398,000  $    --
                                                       ------------ ------------
                                                       ------------ -------------
           2.  Series B Preferred stock redemptions
               ($2,350,000) and dividends ($509,000)
               paid through the issuance of subord-
               inated debt, net of $631,000 cash paid  $ 2,228,000  $    --
                                                       ------------ ------------
                                                       ------------ ------------

           3.  Series C Preferred stock dividends paid
                 through the issuance of common stock  $   405,000  $    --
                                                       ------------ ------------
                                                       ------------ ------------

           4.  Series C Preferred stock redemptions
               ($1,400,000) and dividends ($1,159,000)
               paid through the issuance of subord-
               inated debt, net of $775,000 cash paid  $ 1,784,000  $    --
                                                       ------------ ------------
                                                       ------------ ------------

           5.  Interest expense paid through the
                issuance of subordinated debt          $   100,000  $    --
                                                       ------------ ------------
                                                       ------------ ------------

           6.  Debt assumed by purchasers of
                businesses sold                        $   533,000  $    --
                                                       ------------ ------------
                                                       ------------ ------------

           7.  Proceeds (Short-Term Note Receivable)
                received from the sales of a discont-
                tinued operation                       $    --      $ 3,402,000
                                                       ------------ ------------
                                                       ------------ ------------

     (B)  Interest paid during the period              $ 6,019,000  $ 2,308,000
                                                       ------------ ------------
                                                       ------------ ------------

     (C)  Income/franchise taxes paid during the
            period, net of refunds                     $   266,000  $   248,000
                                                       ------------ ------------
                                                       ------------ ------------

    The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ACCRUED EXPENSES

     The Company's accrued expenses consist of the following:

                                                     12/31/93        6/30/94
                                                  -------------   --------------
    Salaries and wages                            $  7,051,000    $  5,050,000
    Warranty                                         9,658,000       9,066,000
    Insurance                                        9,096,000       7,600,000
    Restructuring and other
      facility close down costs                      6,141,000       3,332,000
    Pensions, including retirees
      health                                         3,712,000       3,910,000
    Taxes, other than income taxes                   1,742,000       1,611,000
    Environmental matters                            4,354,000       4,622,000
    Other                                            4,370,000       3,494,000
                                                  ------------   -------------
                                                  $ 46,124,000    $ 38,685,000
                                                  ------------   -------------
                                                  ------------   -------------

(2)  EARNINGS PER COMMON SHARE

     Earnings per common share for periods in 1993 is based on the average number of common shares outstanding (8,987,000 and 8,927,000 for the second quarter and first half of 1993, respectively) after reducing net income for preferred dividend requirements ($515,000 and $1,063,000 during the second quarter and first half of 1993, respectively). Earnings per common share for periods in 1994 is based on the average number of common shares outstanding (9,104,000 and 9,099,000 for second quarter and first half of 1994, respectively) after reducing net income for preferred dividend requirements ($467,000 and $951,000 during the second quarter and first half of 1994, respectively).

(3)  DISPOSITION/SALES OF ASSETS

     During 1993, the Company sold its Smith Energy Services and White-New Idea divisions. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining divisions during 1993. During the second quarter of 1994, the Company entered into an agreement to sell certain assets of the Cooper division which transaction subsequently closed. The Company has included the results of these operations and, in 1993, an allocation of financing costs, administrative and interest expenses and related restructuring costs provisions, net of income taxes, under the caption "Discontinued operations - Income (loss) from operations."

     During the first quarter of 1994, the Company signed a letter of intent in relation to the sale of the Cooper division. The Company recorded a provision of $1,000,000 in the first quarter of 1994 for the estimated loss related to this agreement. The purchaser failed to close despite several postponements of the closing date. As noted above, during the second quarter of 1994, the Company entered into an agreement to sell certain assets of the Cooper division with a new purchaser. The disposition resulted in a gain of $1,135,000, including the reversal of the $1,000,000 provision recorded in the first quarter of 1994, and is included under the caption "Discontinued operations - Gain on disposition of discontinued operation."

(4)  RESTRUCTURING COSTS

     During the first half and second quarter of 1993 and 1994, expenditures of approximately $5,500,000 ($3,300,000 in the second quarter) and $2,200,000 ($1,100,000 in the second quarter), respectively, were charged against the provisions for restructuring costs established in 1991 and 1992, and the first quarter of 1993.

(5)  DEFERRED COMPENSATION

     Income from continuing operations in the second quarter and first half of 1993 includes a charge of $1,230,000 for deferred compensation related to the retirement of certain executive officers of the Company.

(6)  FINANCIAL ARRANGEMENTS

     During the first quarter of 1994, the Company terminated separate debt financing agreements at the former Bush Hog, Verson, and Coz subsidiaries through the completion of a new Revolving Credit Agreement. This new three year $50,000,000 Revolving Credit Agreement with two banks, dated March 17, 1994, provides for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes. Interest is at prime rate or at other rates as provided within the agreement. This facility is collateralized principally by the Company's receivables and inventories; however, all collateral is subject to release if the Company attains certain financial results for the first nine months of 1994 or for any four consecutive fiscal quarters starting January 1, 1994, which the Company anticipates will be attained. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense. As a result of this financing, Bush Hog Corporation, Verson Corporation and Coz Corporation subsidiaries were dissolved and their assets were conveyed to the parent company, Allied Products Corporation.

(7)  CONTINGENT LIABILITIES

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

     At June 30, 1994, the Company was contingently liable for approximately $679,000 primarily relating to outstanding letters of credit.

(8)  INCOME TAXES

     The provision for income taxes in the first half of 1993 and 1994 is $453,000 and $375,000, respectively. The allocation of the provision for income taxes in the Consolidated Statements of Income (Loss) for the six months ended June 30, 1993 and 1994 is as follows:

                                                    1993           1994
                                                ------------   ------------
    Continuing operations                       $   312,000    $   482,000
    Discontinued operations - Income
      (loss) from operations                        141,000       (112,000)
    Discontinued operations - Gain on
      disposition of discontinued
      operations                                     --              5,000
                                                ------------   ------------
    Total provision                             $   453,000    $   375,000
                                                ------------   ------------
                                                ------------   ------------

     The provision for income taxes in the first half of 1993 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                    1993           1994
                                                ------------   ------------
    Income tax at statutory rates               $ 4,494,000    $ 3,400,000
    Utilization of net operating loss
     carryforwards                               (4,078,000)    (3,369,000)
    Permanent book over tax, net of
      tax over book, differences
      on acquired assets                             53,000        455,000
    Others                                          (16,000)      (111,000)
                                                ------------   ------------
    Total provision                             $   453,000    $   375,000
                                                ------------   ------------
                                                ------------   ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATING RESULTS

     During 1993, the Company sold the Smith Energy Services and White-New Idea Farm Equipment divisions for cash. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining operations during 1993. During the first quarter of 1994, the Company signed a letter of intent in relation to the Cooper division. The Company recorded a provision of $1,000,000 in the first quarter of 1994 for the estimated loss related to the agreement. The purchaser failed to close despite several postponements of the closing date. Later in the second quarter of 1994, the Company entered into an agreement to sell certain assets of the Cooper division to a new purchaser, which transaction subsequently closed. The Company has included the results of these operations and, in 1993, an allocation of financing costs, administrative and interest expenses and related restructuring cost provisions under the caption "Discontinued operations (net of tax)- Income (loss) from operations" in the accompanying Consolidated Statements of Income (Loss). Previously issued financial statements for 1993 have been restated to reflect the effect of these discontinued operations.


FIRST HALF OF 1994 COMPARED TO FIRST HALF OF 1993

     Net sales from continuing operations in the first half of 1994 were $116,469,000 representing a slight decrease from net sales from continuing operations of $118,979,000 reported in the first half of 1993. Income from continuing operations in the first half of 1994 was $12,289,000 compared to income from continuing operations of $8,550,000 in the first half of the prior year. Net income in the first half of current year was $9,339,000 compared to net income of $12,767,000 reported in the first half of 1993.

     At the Bush Hog division, net sales increased by over 11% in the first half of 1994 compared to the same six month period of the prior year. The increase was primarily related to the disc mower and loader product lines. These increases were partially offset by lower peanut combine sales. In general, the agricultural equipment industry has experienced improvement over the prior year due to a number of factors, including improved farm income, higher crop prices, increased planted acreage, and farmers' improved financial position. Earlier fears of a possible drought in the midwest during 1994 were dispelled by sufficient precipitation in this region of the country. Recent flooding rains in the southeastern portion of the United States has raised concerns that as much as 10% of the peanut crop may have suffered damage. The Bush Hog division has experienced no negative effect from this situation at this time. Cattle prices have weakened, resulting in little sale growth in the rotary cutter product line in 1994. Gross profits and gross profit margins have improved at the Bush Hog division in the first half of 1994 compared to the first half of 1993.

Approximately 75% of the increase in gross profits was related to increased sales volume as discussed above. A favorable mix of products sold and the effect of price increases also contributed to an improved gross profit. These increases were partially offset by increased cash discounts and slightly decreased manufacturing efficiency resulting from extreme facility utilization in the first half of 1994.

     At the Verson division, net sales decreased by approximately 20% in the first half of 1994 compared to the first half of 1993. The entire decrease was related to lower press manufacturing revenues in the current year's six-month period. During the first half of 1993, production continued on a large press order for Chrysler. Most of the production on that order was completed prior to the end of 1993. New production in the first half of 1994 to replace the work completed did not materialize in sufficient amounts. New orders for presses have been received in the latter part of the second quarter and early part of the third quarter which should result in increased productivity and improved profitability for the remainder of 1994 and into 1995. Partially offsetting the effect of decreased press manufacturing sales was increased press rebuild revenue in the first half of 1994. While gross profits decreased at the Verson division (due to lower sales volume as discussed above), gross profit margins increased. The increase was the result of several factors, including improved margins on parts sales (price increase in the first quarter of 1994), improved mix of products sold (as discussed above) and lower warranty costs due to decreased sales volume and customer mix.

     At the Coz division, net sales increased in the first half of 1994 by over 5%. The overall increase in net sales was related to changes in customer base (new customers and order increases from larger steady customers) as well as increased selling prices. Gross profits increased in the first half of 1994 due primarily to increases in sales volume. There were no significant changes in gross profit margins in the first half of 1994 compared to the first half of 1993. Margin improvements from increased selling prices were offset by the effect of cost increases and the mix of products sold (the sales increase was associated with inventory requiring more production content).

     Selling and administrative expenses decreased to $15,928,000 (13.7% of net sales from continuing operations) in the first half of 1994 compared to expenses of $16,520,000 (13.9% of net sales from continuing operations) in the first half of 1993. Decreases were generally associated with ongoing cost reduction programs within the operating divisions of the Company, lower insurance costs throughout the Company and decreased corporate administrative expenses due to staff and other cost reduction measures implemented throughout 1993. These decreases were partially offset by increased commissions (agricultural equipment sales increased in the first half of 1994 and are generally commissioned sales) and other normal increases experienced in operations throughout the Company.

     The decrease in interest expense ($1,523,000 in the first half of 1994 compared to $3,313,000 after allocation to discontinued operations in 1993) was directly related to a significantly reduced borrowing level and the effects of lower average interest rates associated with outstanding debt in the current year.

     Other expense in the first half of 1994 was $793,000 compared to other expense of $1,795,000 reported in the first half of 1993. In the first half of 1993, the Company provided $1,230,000 for deferred compensation related to the retirement of certain executive officers of the Company. Decreases in interest income in the first half of 1994 (due to lower cash balances invested in short-term financial instruments) was partially offset by the effect of decreased idle facility expenses in the current year.

     In the first half of 1994, loss from discontinued operations was primarily represented by the operating losses incurred at the Cooper division, which sale is described above. Other losses from discontinued operations in the first half of 1994 include ongoing costs (insurance, utilities, taxes, clean up) of facilities related to operations which were shut down during 1993. Operating income from discontinued operations in the first half of 1993 included the profitable results of the White-New Idea division which was sold at the end of that year. The prime manufacturing and selling period for this division was the first half of the year due to the nature of the products sold. Discontinued operations in the first half of 1993 also include the results of the Charles City division. In the early part of 1993, the Company announced the closing of this operation. Upon notification of the closure, customers ordered more than normal quantities of products from this machining and foundry division to bridge their manufacturing needs until another source of product could be identified, resulting in above normal operating profits at the division. The operating results of other discontinued operations discussed above, an allocation of financing costs, administrative and interest expenses and related restructuring cost provisions, were also included.

     During the first quarter of 1994, the Company signed a letter of intent in relation to the sale of the Cooper division. The Company recorded a provision of $1,000,000 in the first quarter of 1994 for the estimated loss related to this agreement. The purchaser failed to close despite several postponements of the closing date. During the second quarter of 1994, the Company entered into an agreement to sell certain assets of the Cooper division to a new purchaser. The final disposition resulted in a gain of $1,135,000, including the reversal of the $1,000,000 provision recorded in the first quarter of 1994, and is included under the caption "Discontinued operations - Gain on disposition of discontinued operations."

SECOND QUARTER OF 1994 COMPARED TO SECOND QUARTER OF 1993

     Net sales from continuing operations in the second quarter of 1994 were $57,255,000, representing a 3% decrease from net sales from continuing operations of $59,086,000 reported in the second quarter of 1993. Income from continuing operations increased by over 34% to $6,992,000 in the second quarter of 1994 from $5,216,000 reported in the same quarter of the prior year. Net income in the second quarter of 1994 was $5,991,000 compared to net income of $6,829,000 in the second quarter of 1993.

     Net sales at the Bush Hog division in the second quarter of 1994 approximated net sales reported in the second quarter of 1993. Increased sales within the loader product line (due in general to better market conditions) were offset by the effect of lower peanut combine sales (due to product carryover from the prior year at dealers). Rotary cutter sales also decreased slightly in the second quarter of 1994. The decrease in gross profits in the second quarter of 1994 (approximately 1%) was not considered significant. Gross profit margins increased slightly in the second quarter of 1994 in comparison to the gross profit margins in the second quarter of the prior year.

     Net sales at the Verson division decreased approximately 7% in the second quarter of 1994 compared to the second quarter of 1993. The entire decrease was associated with lower press manufacturing revenue in the current year's quarter. As noted above, production was completed during 1993 on a large press order from Chrysler. Gross profits and gross profit margins decreased at the Verson division in the second quarter of 1994 compared to the same quarter of the prior year. Approximately one-third of the decrease in gross profits was related to the effect of lower sales volume. The decrease in gross profit margins and the remaining portion of the decrease in gross profits was associated with the effects of decreased facility utilization in 1994. Orders necessary to maintain 1993 facility utilization levels were not received until late in, and subsequent to the end of the second quarter of 1994.

     During the latter portions of the second quarter of 1994, the Company entered into a new three-year labor agreement with the union workers at this division. Wage increases of 5% in the first year and 4% in each of the remaining years were agreed upon.

     Net sales at the Coz division increased by over 4% in the second quarter of 1994 compared to the second quarter of the prior year. Reasons for the increase in net sales for the second quarter of 1994 are similar to the reasons for the year to date increases in net sales as noted above. Gross profits and gross profit margins improved during the second quarter of 1994 compared to the second quarter of 1993. The favorable effects of increased selling prices and the mix of products sold were partially offset by the effects of increased shipping expenses due both to increased volume of shipments and increased container costs.

     Selling and administrative expenses decreased in the second quarter of 1994 to $7,652,000 (13.4% of net sales from continuing operations) in comparison to selling and administrative expenses of $8,407,000 (14.2% of net sales from continuing operations) in the second quarter of 1993. At the divisional manufacturing level, insurance costs have decreased in the current year's second quarter. Corporate administrative expenses have also decreased, primarily in the areas of professional fees and bank charges. The Company also restructured its Management Information System (MIS) function during 1993, resulting in savings during the current year. These decreases were partially offset by normal cost increases (salaries, fringe benefits, supplies) in both administrative and selling expenses.

     The decrease in interest expense ($469,000 in the second quarter of 1994 compared to $1,633,000 after allocation to discontinued operations in the second quarter of 1993) was directly related to significantly reduced cost of borrowings and borrowing levels in the current year. Proceeds received from the sale of the White-New Idea division at the end of 1993 were used to reduce outstanding debt. In addition, the Company entered into a new three year Revolving Credit Agreement during the first quarter of 1994 which included more favorable interest rates than prior borrowings.

     Other expense in the second quarter of 1994 was $409,000 compared to other expense of $1,475,000 reported for in the second quarter of 1993. In the second quarter of 1993, the Company provided $1,230,000 for deferred compensation as noted above. Decreases in interest income (as discussed above) in the second quarter of 1994 were offset by the effects of lower loan cost amortization and increased gains on the disposition of idle facilities.

     Operating losses associated with discontinued operations for the second quarter of 1994 included operating losses of the Cooper division and ongoing costs related to operations shut down during 1993. Operating income of discontinued operations in the second quarter of 1993 include the profitable results of White-New Idea (which was sold at the end of 1993) and the Charles City machining and foundry division which was closed in the third quarter of 1993. This latter operation generated greater than normal profits in the second quarter of 1993 as customers increased their orders in advance of the scheduled closing of this division. The operating results of other discontinued operations (R/B Die & Prototype, International Agro, Smith Energy Services, Kewanee Farm Equipment and Cooper) and an allocation of financing costs, administrative and interest expenses were also included in 1993.

     Reference is made to the above discussion relating to the year to date operating results for a description of the transactions regarding the gain on disposition of discontinued operations.


FINANCIAL CONDITION AND LIQUIDITY

     Working capital at June 30, 1994 was $40,227,000 (current ratio of 1.46 to 1.0) versus working capital of $31,664,000 (current ratio of 1.31 to 1.0) at December 31, 1993. Net receivables increased by almost $20,000,000 since the end of 1993. Over half of this increase was related to the Bush Hog division where sales have increased in 1994 as described above. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the products by the dealer. Sales to dealers are typically strong in the first half of the year, just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. Receivables also increased significantly at the Verson division due to significant press shipments in the latter portions of the second quarter of 1994. Another significant increase in receivables is a direct result of the sale of the Cooper division as the Company accepted a short-term note of $3,402,000 in exchange for certain assets of this discontinued operation. Inventory levels have decreased by over $10,000,000 since the end of 1993. The vast majority of the decrease was related to the Verson division. As noted above, significant press shipments occurred in the second quarter of 1994. Also resulting in decreased inventory levels is the effect of the sale of the Cooper division. Inventory levels at the Bush Hog division increased as the division is in the process of manufacturing inventory related to harvesting equipment typically sold in the third quarter.

     At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Proceeds from the disposition were used to pay all amounts due under a restrictive credit agreement which had, for the past four years, seriously hampered the Company's ability to operate in a prudent and business-like manner. The sale of the Cooper division, as previously described, marks the successful completion of the Company's operations divestiture program.

     During the first half of 1994, the Company terminated separate debt financing agreements at the Bush Hog, Verson and Coz divisions through the completion of a new Revolving Credit Agreement. Reference is made to Note 6 of Notes to Consolidated Financial Statements regarding a further description of this financial arrangement.

                           PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 27, 1994 the Registrant held its annual meeting of shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission. The following items were voted on by the Company's shareholders:

     The first item voted on was the election of six Directors. Proxies for the meeting were solicited pursuant to Regulation 14A. There were no solicitations in opposition to the management's nominees as listed in the proxy statement. The nominees received the following number of votes of Common and Preferred Shares:

     CLASS A DIRECTORS - TERM EXPIRES IN 1997 - MR. RICHARD A. DREXLER AND MR. JOHN W. PUTH

          For Mr. R. Drexler - 8,158,706; withheld from Mr. R. Drexler -114,132 and for Mr. J. Puth - 8,165,102; withheld from Mr. J. Puth -107,736.

     CLASS B DIRECTORS - TERM EXPIRES IN 1995 - MR. JAMES J. HAYDEN AND

     MR. STANLEY J. GOLDRING

          For Mr. J. Hayden - 8,159,926; withheld from Mr. J. Hayden - 112,912 and for Mr. S. Goldring - 8,166,399; withheld from Mr. S. Goldring -106,439. Mr. Lloyd Drexler and Mr. John Jones terms of office as Class B directors continued after the meeting.

     CLASS C DIRECTORS - TERM EXPIRES IN 1996 - MR. KENNETH B. LIGHT AND MR. WILLIAM FISCHER

          For Mr. K. Light - 8,165,407; withheld from Mr. K. Light - 107,431 and for Mr. W. Fischer - 8,165,418; withheld from Mr. W. Fischer - 107,420. Mr. S. S. Sherman term of office as a Class C director continued after the meeting.

      Approximately 1,140,000 shares held by brokers and nominees were not voted in the election of the directors.

     The second item voted on was a proposed amendment to the Company's 1977 Incentive Stock Plan. The amendment would have the effect of extending the period of time during which an option holder may exercise the option following retirement from the Company. The proposition received the following number of votes of Common and Preferred Shares:

            FOR                    AGAINST                    ABSTAIN
            ---                    -------                    -------
         7,743,397                 451,702                     77,739

     Approximately 1,140,000 shares held by brokers and nominees were not voted on in this proposal.

     The third item voted on was the adoption of the 1993 Directors Incentive Stock Plan. The purpose of the plan is to assist the Company in attracting to and retaining on the Board of Directors individuals of significant personal qualifications and experience. The plan authorizes the distribution of up to 120,000 shares of the Company Common Stock to members of the Board of Directors who are not employees of the Company. The proposition received the following number of votes of Common and Preferred Shares:

            FOR                    AGAINST                    ABSTAIN
            ---                    -------                    -------
         7,671,400                 495,608                    105,830

     Approximately 1,140,000 shares held by brokers and nominees were not voted on in this proposal.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ALLIED PRODUCTS CORPORATION
                              -------------------------------------
                                          (REGISTRANT)




August 12, 1994               Kenneth B. Light
- - ---------------               ----------------------------------------------
                              Kenneth B. Light,
                              Executive Vice President, Chief Administrative
                                officer and Secretary; Director



August 12, 1994               Robert J. Fleck
- - ---------------               ----------------------------------------------
                              Robert J. Fleck,
                              Vice President - Accounting and
                                Chief Accounting Officer