Form 10-Q
period 1994-09-30
ALLIED PRODUCTS CORP /DE/
filed 1994-11-14
CIK 3941

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                    OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                       Commission file number 1-5530

                       ALLIED PRODUCTS CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





            DELAWARE                                      38-0292230
 ------------------------------               ---------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,104,482 common shares, $.01 par value, as of October 31, 1994.

             ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                    INDEX


     PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

               INTRODUCTION

               CONSOLIDATED BALANCE SHEETS-
                 December 31, 1993 and September 30, 1994

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                 Three and Nine Months Ended September 30, 1993 and 1994

               CONSOLIDATED STATEMENTS OF CASH FLOWS-
                 Nine Months Ended September 30, 1993 and 1994

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

      EXHIBIT INDEX

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

The results of operations for the three and nine month periods ended September 30, 1993 and 1994 are not necessarily indicative of the results to be expected for the full year.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1993 AND SEPTEMBER 30, 1994
                                 (UNAUDITED)

                                  ASSETS

                                          12/31/93        9/30/94
                                        ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents              $ 44,416,000   $  4,813,000
                                        ------------   ------------
 Notes and accounts receivable,
  less allowances of $1,996,000
  and $1,681,000, respectively          $ 44,415,000   $ 47,595,000
                                        ------------   ------------
 Inventories:
   Raw materials                        $  9,407,000   $ 12,623,000
   Work in process                        18,161,000     13,397,000
   Finished goods                         17,156,000     13,903,000
                                        ------------   ------------
                                        $ 44,724,000   $ 39,923,000
                                        ------------   ------------
 Prepaid expenses                       $  1,915,000   $  1,318,000
                                        ------------   ------------
          Total current assets          $135,470,000   $ 93,649,000
                                        ------------   ------------
PLANT AND EQUIPMENT, AT COST:
  Land                                  $  2,454,000   $  2,310,000
  Buildings and improvements              34,573,000     33,034,000
  Machinery and equipment                 37,946,000     39,283,000
                                        ------------   ------------
                                        $ 74,973,000   $ 74,627,000
  Less-Accumulated depreciation
   and amortization                       43,923,000     46,621,000
                                        ------------   ------------
                                        $ 31,050,000   $ 28,006,000
                                        ------------   ------------
OTHER ASSETS:
  Notes receivable, due after
   one year                             $  8,465,000   $  7,792,000
  Deferred charges (goodwill),
   net of amortization                    16,693,000     15,142,000
  Other                                      362,000        880,000
                                        ------------   ------------
                                        $ 25,520,000   $ 23,814,000
                                        ------------   ------------
                                        $192,040,000   $145,469,000
                                        ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1993 AND SEPTEMBER 30, 1994
                                         (UNAUDITED)

                          LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                         12/31/93        9/30/94
                                                     --------------  --------------
CURRENT LIABILITIES:
  Revolver loan                                      $   4,382,000   $      -
  Current portion of long-term debt                     39,343,000         892,000
  Accounts payable                                      13,957,000      19,772,000
  Accrued expenses                                      46,124,000      36,123,000
                                                     --------------  --------------
              Total current liabilities              $ 103,806,000   $  56,787,000
                                                     --------------  --------------

LONG-TERM DEBT, LESS CURRENT PORTION SHOWN ABOVE     $  10,622,000   $     607,000
                                                     --------------  --------------

OTHER LONG-TERM LIABILITIES                          $   2,701,000   $   2,687,000
                                                     --------------  --------------
REDEEMABLE PREFERRED STOCK: $10.81 SERIES C
  CUMULATIVE PREFERRED STOCK; STATED VALUE $100
  PER SHARE; AUTHORIZED 150,000 SHARES; ISSUED
  AND OUTSTANDING 129,000 AND 122,000 SHARES AT
  DECEMBER 31, 1993 AND SEPTEMBER 30, 1994,
  RESPECTIVELY                                       $  12,900,000   $  12,200,000
                                                     --------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
  Preferred Stock-
    Series B Variable Rate Cumulative Preferred
      Stock, stated value $50 per share; authorized
      350,000 shares; issued and outstanding
      180,800 and 163,800 shares at December 31,
      1993 and September 30, 1994, respectively      $   9,040,000   $   8,190,000

    Undesignated-authorized 1,500,000 shares;
      none issued                                           -               -

  Common stock, par value $.01 per share;
    authorized 25,000,000 shares; issued 9,089,748
    and 9,104,482 shares at December 31, 1993 and
    September 30, 1994, respectively                        91,000          91,000
  Additional paid-in capital                            92,395,000      92,175,000
  Retained earnings (deficit)                          (39,515,000)    (27,268,000)
                                                     --------------  --------------
                                                     $  62,011,000   $  73,188,000
                                                     --------------  --------------

                                                     $ 192,040,000   $ 145,469,000
                                                     ==============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 For the three months ended September 30, 1993 and 1994
                                     (UNAUDITED)


                                              For the three months ended
                                              -------------------------------
                                                  9/30/93           9/30/94
                                              -------------     -------------
Net sales from continuing operations          $ 52,786,000      $ 54,406,000
Cost of products sold                           40,051,000        40,734,000
                                              -------------     -------------
     Gross profit                             $ 12,735,000      $ 13,672,000
                                              -------------     -------------
Other costs and expenses-
  Selling and administrative expenses         $  7,955,000      $  7,230,000
  Interest expense                               1,553,000           191,000
  Other (income) expense, net                    1,254,000           387,000
                                              -------------     -------------
                                              $ 10,762,000      $  7,808,000
                                              -------------     -------------

Income before taxes from continuing
  operations                                  $  1,973,000      $  5,864,000
Provision for income taxes                          66,000           226,000
                                              -------------     -------------
Income from continuing operations             $  1,907,000      $  5,638,000
                                              -------------     -------------

Discontinued operations (net of tax):
  Income (loss) from operations               $     18,000      $ (1,241,000)
 (Loss) on disposition of discontinued
    operations                                       -               (60,000)
                                              -------------     -------------
Income (loss) from discontinued
  operations                                  $     18,000      $ (1,301,000)
                                              -------------     -------------
Net income                                    $  1,925,000      $  4,337,000
                                              =============     =============
Net income applicable to common
  stock                                       $  1,409,000      $  3,859,000
                                              =============     =============

Earnings (loss) per common share:
  Continuing operations                       $        .16      $        .56
  Discontinued operations                            -            (      .14)
                                              -------------     -------------
  Income per common share                     $        .16      $        .42
                                              =============     =============
Average number of common shares
  outstanding                                    9,071,000         9,104,000
                                              =============     =============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 For the nine months ended September 30, 1993 and 1994
                                   (UNAUDITED)

                                               For the nine months ended
                                             ---------------------------------
                                                 9/30/93            9/30/94
                                             --------------     --------------
Net sales from continuing operations         $ 171,765,000      $ 170,875,000
Cost of products sold                          128,540,000        126,188,000
                                             --------------     --------------
     Gross profit                            $  43,225,000      $  44,687,000
                                             --------------     --------------
Other costs and expenses-
  Selling and administrative expenses        $  24,475,000      $  23,158,000
  Interest expense                               4,866,000          1,714,000
  Other (income) expense, net                    3,049,000          1,180,000
                                             --------------     --------------
                                             $  32,390,000      $  26,052,000
                                             --------------     --------------

Income before taxes from continuing
  operations                                 $  10,835,000      $  18,635,000
Provision for income taxes                         378,000            708,000
                                             --------------     --------------
Income from continuing operations            $  10,457,000      $  17,927,000
                                             --------------     --------------

Discontinued operations (net of tax):
  Income (loss) from operations              $   4,235,000      $  (4,326,000)
  Gain on disposition of discontinued
    operations                                      -                  75,000
                                             --------------     --------------
Income (loss) from discontinued
  operations                                 $   4,235,000      $  (4,251,000)
                                             --------------     --------------
Net income                                   $  14,692,000      $  13,676,000
                                             ==============     ==============
Net income applicable to common
  stock                                      $  13,113,000      $  12,247,000
                                             ==============     ==============

Earnings (loss) per common share:
  Continuing operations                      $         .99      $        1.81
  Discontinued operations                              .47        (       .46)
                                             --------------     --------------
  Income per common share                    $        1.46      $        1.35
                                             ==============     ==============
Average number of common shares
  outstanding                                    8,972,000          9,101,000
                                             ==============     ==============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 30, 1993 AND 1994
                                       (UNAUDITED)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                         1993            1994
                                                   --------------- ---------------
   Cash Flows from Operating Activities:
    Net income                                     $   14,692,000  $   13,676,000
    Adjustments to reconcile net income
      to net cash provided from
      operating activities:
     Income on disposition of discontined
      operations                                           -              (75,000)
     Effect of provision for restructuring costs          700,000          -
     Depreciation and amortization                      6,096,000       4,040,000
     Amortization of deferred charges and
      (credits), net                                     (162,000)      1,551,000
     Changes in noncash assets and liabilities,
      net of effects of assets/businesses sold
      and noncash transactions:
      (Increase) decrease in accounts receivable       27,943,000      (1,160,000)
      Decrease in inventories                          24,405,000       2,936,000
      Decrease in prepaid expenses                        302,000         597,000
      (Decrease) in accounts payable and accrued
        expenses                                       (2,557,000)     (4,677,000)
     Other, net                                           864,000         344,000
                                                   --------------- ---------------
    Net cash provided from operating activities    $   72,283,000  $   17,232,000
                                                   --------------- ---------------

   Cash Flows from Investing Activities:
    Additions to plant and equipment               $   (6,142,000) $   (3,271,000)
    Proceeds from the sale of assets/businesses         9,609,000          -
    Proceeds from sales of plant and equipment          7,189,000       1,990,000
                                                   --------------- ---------------
    Net cash provided from (used for) investing
     activities                                    $   10,656,000  $   (1,281,000)
                                                   --------------- ---------------
   Cash Flows from Financing Activities:
    Borrowing under the revolving credit agreement $       -       $   38,700,000
    Proceeds from issuances of long-term debt          33,348,000          -
    Borrowings under the revolver loan agreements     114,218,000      29,243,000
    Payments under the revolving credit agreement          -          (38,700,000)
    Payments under the revolver loan agreements       (98,025,000)    (48,508,000)
    Payments of short and long-term debt              (96,202,000)    (33,587,000)
    Payments of preferred stock redemptions and
     dividends                                         (1,780,000)     (2,979,000)
    Stock option transactions                             681,000         277,000
                                                   --------------- ---------------
    Net cash (used for) financing activities       $  (47,760,000) $  (55,554,000)
                                                   --------------- ---------------
    Net increase (decrease) in cash and cash
     equivalents                                   $   35,179,000  $  (39,603,000)
    Cash and cash equivalents at beginning
     of year                                            5,446,000      44,416,000
                                                   --------------- ---------------
    Cash and cash equivalents                      $   40,625,000  $    4,813,000
                                                   =============== ===============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

       ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                            (UNAUDITED)

                                                        Nine Months Ended September 30,
                                                        --------------------------------
                                                             1993            1994
                                                        ---------------  ---------------
Supplemental Information:

      (A)  Noncash investing and financing activities:

            1.  Series B Preferred stock dividends
                  paid through the issuance of
                  common stock                          $       398,000  $       -
                                                        ===============  ===============

            2.  Series B Preferred stock redemp-
                  tions ($2,350,000) and dividends
                  ($657,000) paid through the
                  issuance of subordinated debt,
                  net of $866,000 cash paid             $     2,141,000  $       -
                                                        ===============  ===============

            3.  Series C Preferred stock dividends
                  paid through the issuance of
                  common stock                          $       405,000  $       -
                                                        ===============  ===============

            4.  Series C Preferred stock redemp-
                  tions ($1,400,000) and dividends
                  ($1,527,000) paid through the
                  issuance of subordinated debt,
                  net of $1,040,000 cash paid           $     1,887,000  $       -
                                                        ===============  ===============

            5.  Interest expense paid though the
                  issuance of subordinated debt         $       161,000  $       -
                                                        ===============  ===============

            6.  Debt assumed by purchasers of
                  businesses sold                       $       533,000  $       -
                                                        ===============  ===============

            7.  Proceeds (Short-Term Note Receivable)
                  received from the sales of a
                  discontinued operation                $       100,000  $    2,351,000
                                                        ===============  ===============

      (B)  Interest paid during the period              $     9,716,000  $    2,554,000
                                                        ===============  ===============

      (C)  Income/franchise taxes paid during the
             period, net of refunds                     $       482,000  $      344,000
                                                        ===============  ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

         ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ACCRUED EXPENSES

     The Company's accrued expenses consist of the following:

                                          12/31/93            9/30/94
                                        -----------         -----------
     Salaries and wages                 $ 7,051,000         $ 5,028,000
     Warranty                             9,658,000           7,256,000
     Insurance                            9,096,000           7,864,000
     Restructuring and other
       facility close down costs          6,141,000           4,800,000
     Pensions, including retirees
       health                             3,712,000           4,042,000
     Taxes, other than income taxes       1,742,000             962,000
     Environmental matters                4,354,000           2,630,000
     Other                                4,370,000           3,541,000
                                        -----------         -----------
                                        $46,124,000         $36,123,000
                                        ===========         ===========

     During the third quarter of 1994, certain accruals were reclassified among the above categories to more accurately reflect the nature of the accruals.

(2)  EARNINGS PER COMMON SHARES

     Earnings per common share is based on the average number of common shares outstanding (9,071,000 and 8,972,000 for the three and nine month periods ended September 30, 1993, respectively) after reducing net income for preferred dividend requirements ($516,000 and $1,579,000 during the three and nine month periods ended September 30, 1993, respectively). Earnings per common share is based on the average number of common shares outstanding (9,104,000 and 9,101,000 for the three and nine month periods ended September 30, 1994, respectively) after reducing net income for preferred dividend requirements ($478,000 and $1,429,000 during the three and nine month periods ended September 30, 1994, respectively).

(3)  DISPOSITION/SALES OF ASSETS

     During 1993, the Company sold its Smith Energy Services and White-New Idea divisions. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining divisions during 1993. During 1994, the Company sold the business and certain assets of the Cooper division for cash and a secured short-term note. The Company has included the results of these operations and, in 1993, an allocation of financing costs, administrative and interest expenses and related restructuring costs provisions, net of income taxes, under the caption "Discontinued operations - Income (loss) from operations."

(4)  RESTRUCTURING COSTS

     During the first nine months of 1993 and 1994, expenditures of approximately $7,200,000 ($1,800,000 in the third quarter) and $2,400,000 ($200,000 in the third quarter), respectively, were charged against the provision for restructuring costs established in 1991, 1992 and the first quarter of 1993.

(5)  DEFERRED COMPENSATION

     Income from continuing operations in the first nine months of 1993 includes a charge of $1,230,000 (none in the third quarter) for deferred compensation related to the retirement of certain executive officers of the Company who have subsequently retired.

(6)  FINANCIAL ARRANGEMENTS

     During the first quarter of 1994, the Company terminated separate debt financing agreements at the former Bush Hog, Verson, and Coz subsidiaries through the completion of a new Revolving Credit Agreement. This new three year $50,000,000 Revolving Credit Agreement with two banks, dated March 17, 1994, provides for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes. Interest is at prime rate or at other rates as provided within the agreement. This facility is collateralized principally by the Company's receivables and inventories; however, all collateral is subject to release if the Company attains certain financial results for the first nine months of 1994 or for any four consecutive fiscal quarters starting January 1, 1994. The Company has attained the required financial results for the first nine months of 1994 and has requested the release of the collateral under this agreement. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense. As a result of this financing, Bush Hog Corporation, Verson Corporation and Coz Corporation subsidiaries were dissolved and their assets were conveyed to the parent company, Allied Products Corporation.

(7)  CONTINGENT LIABILITIES

     The Company is involved in a number of legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. However, after consideration of relevant data (review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     At September 30, 1994, the Company was contingently liable for approximately $2,716,000 primarily relating to outstanding letters of credit.


(8)  INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 1993 and 1994 is $519,000 and $554,000, respectively. The allocation of the provision for income taxes in the Consolidated Statements of Income (Loss) for the nine months ended September 30, 1993 and 1994 is as follows:


                                                     1993          1994
                                                 -----------   -----------
Continuing operations                            $   378,000   $   708,000
Discontinued operations - Income (loss)
 from operations                                     141,000      (157,000)
Discontinued operations - Gain on disposition
 of discontinued operations                             -            3,000
                                                 -----------   -----------
Total provision                                  $   519,000   $   554,000
                                                 ===========   ===========

     The provision for income taxes for the nine months ended September 30, 1993 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:


                                                     1993          1994
                                                 -----------   -----------
Income tax at statutory rates                    $ 5,172,000   $ 4,981,000
Utilization of net operating loss
 carryforwards                                    (4,668,000)   (4,982,000)
Permanent book over tax, net of tax over
 book, differences on acquired assets                 22,000       682,000
Others                                                (7,000)     (127,000)
                                                 -----------   -----------
Total provision                                  $   519,000   $   554,000
                                                 ===========   ===========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATING RESULTS

     During 1993, the Company sold the Smith Energy Services and White-New Idea Farm Equipment divisions for cash. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining operations during 1993. During the second quarter of 1994, the Company sold the business and certain assets of the Cooper division. The Company has included the results of these operations and, in 1993, an allocation of financing costs, administrative and interest expenses and related restructuring cost provisions under the caption "Discontinued operations (net of tax) - Income (loss) from operations" in the accompanying Consolidated Statements of Income (Loss). Previously issued financial statements for 1993 have been restated to reflect the effect of these discontinued operations.


FIRST NINE MONTHS OF 1994 COMPARED TO FIRST NINE MONTHS OF 1993

     Net sales from continuing operations for the first nine months of 1994 were $170,875,000 representing a slight decrease in net sales from continuing operations of $171,765,000 reported in the first nine months of 1993. Income from continuing operations in the first nine months of 1994 was $17,927,000 compared to income from continuing operations of $10,457,000 in the first nine months of the prior year. Net income for the 1994 nine month period was $13,676,000 compared to net income of $14,692,000 reported in the first nine months of 1993.

     At the Bush Hog division, net sales increased by over 15% in the first nine months of 1994 compared to the first nine months of 1993. While net sales have increased within all product lines, the most significant increases were within the loader and disc mower product lines. In general, the agricultural equipment industry has experienced improvement over the prior year due to a number of factors, including improved farm income, higher crop prices in 1993, increased planted acreage and farmers' improved financial position. More particularly, major product line sales increases were the direct result of increased market share and increased market demand for those products. Peanut combine sales have also improved. Excessive rain in the major peanut growing regions in the southeastern portion of the United States during the mid-summer months did not damage the crop as severely as originally expected. Current rains in this portion of the country are however, having an adverse effect on the harvest. Lower cattle prices have resulted in weakened demand for rotary cutters from the important cattle growers market segment in 1994. Gross profits and gross profit margins have improved at the Bush Hog division in the first nine months of 1994 compared to the first nine months of 1993. Approximately two-thirds of this increase was related to the effects of increased sales volume as noted above. The effect of price increases and a favorable mix of products sold also contributed to the increase in gross profits during 1994. These increases were partially offset by the effects of increased cash discounts (primarily related to increased sales volume) and slightly decreased manufacturing efficiencies resulting from extreme facility utilization during the first nine months of 1994.

     At the Verson division, net sales in the first nine months of 1994 decreased by 20% in comparison to the first nine months of the prior year. During the first nine months of 1993, production continued on a large press order for Chrysler. Most of the production on that order was completed prior to the end of 1993. New production in the first nine months of 1994 to replace the work completed did not materialize in sufficient amounts. A significant quantity of new orders for presses has been received during the second and third quarters of 1994 which should result in increased productivity and improved profitability in 1995 and 1996. Partially offsetting the effect of decreased press manufacturing sales was increased press rebuild revenue in the first nine months of 1994. Parts sales have also increased in the current year. While gross profits decreased at the Verson division (due to decreased sales volume as discussed above), gross profit margins increased. The increase was the result of several factors, including improved margins on parts sales (price increase in the early part of 1994), improved mix of products sold (as discussed above) and lower warranty costs due to decreased sales volume and mix of customer.

     Net sales at the Coz division increased by approximately 3% in the first nine months of 1994 compared to the first nine months of 1993. Processed goods represent the largest product line increase due to expansion of the customer base and increased selling prices. This increase was partially offset by lower unprocessed goods sales. Due to selling price increases, customers are looking to other sources of materials. Gross profits and gross profit margins have decreased slightly at the Coz division in the first nine months of 1994 compared to the same nine month period of the prior year. The favorable effects of increased sales discussed above were more than offset by increased material prices and overhead costs, particularly shipping supplies, insurance and outside freight costs.

     Selling and administrative expenses decreased to $23,158,000 (13.6% of net sales from continuing operations) in the first nine months of 1994 compared to expenses of $24,475,000 (14.2% of net sales from continuing operations) for the same nine month period of the prior year. Decreases were generally associated with cost reduction programs within the operating divisions of the Company, lower insurance costs throughout the Company and decreased corporate administrative expenses due to staff and other cost reduction measures implemented throughout 1993 and 1994. These decreases were partially offset by increased commissions

(agricultural equipment sales increased in the first nine months of 1994 and are generally commissioned sales) and other normal increases experienced in operations throughout the Company.

     The decrease in interest expense ($1,714,000 in the first nine months of 1994 compared to $4,866,000 after an allocation to discontinued operations in the first nine months of 1993) was directly related to a significantly reduced borrowing level and the effects of lower average interest rates associated with outstanding debt in the current year.

     Other expense in the first nine months of 1994 was $1,180,000 compared to other expense of $3,049,000 in the first nine months of the prior year. In the
first nine months of 1993, the Company   provided  $1,230,000 for deferred
compensation related to the retirement of certain executive officers of the Company who have subsequently retired. Decreases in interest income (due to lower cash balances invested in short-term financial instruments in 1994) and gains on sales of fixed assets were offset by the effects of decreased idle facility charges and loan cost expenses in 1994.

     In the first nine months of 1994, loss from discontinued operations was primarily represented by the operating losses incurred at the Cooper division, which was sold in the second quarter of 1994. Other losses from discontinued operations in the first nine months of 1994 include ongoing costs (insurance, utilities, taxes, clean up) of facilities related to operations which were shut down during 1993. Operating income of discontinued operations in the first nine months of 1993 included the profitable results of the White-New Idea division which was sold at the end of that year. The prime manufacturing and selling period for this division was the first half of the year due to the nature of the products sold. Discontinued operations in the first nine months of 1993 also included the results of the Charles City division. In the early part of 1993, the Company announced the closing of this operation. Upon notification of the closure, customers ordered more than normal quantities of products from this machining and foundry division to bridge their manufacturing needs until another source of product could be identified, resulting in above normal operating results at the division. The operating results of other discontinued operations discussed above, reduced by an allocation of financing costs, administrative and interest expenses and related restructuring cost provision, were also included.


THIRD QUARTER OF 1994 COMPARED TO THIRD QUARTER OF 1993

     Net sales from continuing operations in the third quarter of 1994 were $54,406,000, compared to net sales from continuing operations of $52,786,000 in the third quarter of 1993. Income from continuing operations in the third quarter of 1994 was $5,638,000 compared to income from continuing operations of $1,907,000 in the third quarter of the prior year. Net income in the third quarter of 1994 was $4,337,000 compared to net income of $1,925,000 in the third quarter of 1993.

     At the Bush Hog division, net sales within all product lines have increased in the third quarter of 1994 compared to the third quarter of the prior year resulting in an overall increase in net sales of approximately 24%. The most significant increases were within the loader and peanut combine product lines. Loader sales have increased due to a general expansion of demand for this product and an increase in market share by Bush Hog. The increase in peanut combine sales was a direct result of increased production and sales in the current year's third quarter compared to intentionally reduced production in the prior year's third quarter as a result of excessive dealer inventory carryover from 1992. Gross profits and gross profit margins have improved at the Bush Hog division in the third quarter of 1994 when compared to the third quarter of 1993. Approximately 75% of the increase in gross profits was related to increased sales volume. The remaining portion of the increase in gross profits was associated with a more favorable mix of products sold and continuing effects of cost reduction measures.

     At the Verson division, sales have decreased by 21% in the third quarter of 1994 compared to the third quarter of 1993. The entire decrease was related to lower press sales as discussed above. Non-press sales have increased in the third quarter of 1994 due to the effects of revenue generated from press installations. While gross profits have decreased in the third quarter of 1994 (due primarily to lower sales volume), margins have increased. The principal reasons for this increase include the favorable mix of products/services sold in the third quarter of 1994 and the positive effects of job close-outs also in the current quarter.

     At the Coz division, sales decreased by approximately 1% in the third quarter of 1994 compared to the third quarter of 1993. The overall decrease was related to the industry being flat in the northeastern part of the country.
Some resistance to sales price increases were noted from certain customers. Gross profits and gross profit margins decreased at the Coz division in the third quarter of 1994 compared to the third quarter of 1993. The reasons for these decreases include increased material costs (offset in part by increased sales prices), increased shipping container costs (alternative packaging containers are now being used) and increased outside freight costs. The mix of products sold also resulted in lower gross profits and gross profit margins in the third quarter of 1994.

     Selling and administrative expenses decreased to $7,230,000 (13.3% of net sales from continuing operations) in the third quarter of 1994 compared to $7,955,000 (15.1% of net sales from continuing operations) in the third quarter of the previous year. In general, corporate administrative expenses have decreased due to lower bank charges related to borrowings and lower professional fees. The Company also restructured its Management Information System (MIS) function during 1993, resulting in savings during the current quarter. These decreases were partially offset by increased commissions at the Bush Hog division (directly related to increased sales) and other normal cost increases (salaries, fringe benefits, supplies) in both administrative and selling expenses throughout all operations in the third quarter of 1994.

     Interest expense in the third quarter of 1994 was $191,000 compared to interest expense of $1,553,000 (after an allocation to discontinued operations) in the third quarter of 1993. The decrease was directly related to lower borrowing levels in the current year's quarter. Proceeds received from the sale of the White-New Idea division at the end of 1993 were used to reduce outstanding debt. In addition, the Company entered into a new three year Revolving Credit Agreement during the first quarter of 1994 which included more favorable interest rates than prior borrowings. Borrowings under this agreement were not significant and no amounts were outstanding under this agreement as of the end of the third quarter of 1994.

     Other expense in the third quarter of 1994 was $387,000 compared to other expense of $1,254,000 in the third quarter of the prior year. Decreases in interest income (due to lower cash balances invested in short-term financial instruments) and lower gains on sales of fixed assets were more than offset by decreased idle facility costs in the third quarter of 1994.

     Operating losses associated with discontinued operations for the third quarter of 1994 included operating losses of the Cooper division and ongoing costs related to operations shut down during 1993. Operating income of discontinued operations in the third quarter of 1993 include the results of White-New Idea (which was sold at the end of 1993) and the Charles City machining and foundry division which was closed in the third quarter of 1993. The operating results of other discontinued operations (R/B Die & Prototype, International Agro, Smith Energy Services, Kewanee Farm Equipment and Cooper) and an allocation of financing costs, administrative and interest expenses were also included in 1993.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital at September 30, 1994 was $36,862,000 (current ratio of
1.65 to 1.0) versus working capital of $31,664,000 (current ratio of 1.31 to 1.0) at December 31, 1993. Net receivables have increased by approximately $3,200,000 since the end of 1993. Increases at the Bush Hog division where primarily related to the increased sales volume at this division during 1994. Cash collections associated with the sales of agricultural equipment to dealers are dependent upon the retail sale of the products by the dealer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. Receivable levels have also increased significantly at the Coz division. September 1994 sales were at a record monthly level, resulting in this increase. At the Verson division, receivables decreased since the end of 1993. Inventory levels have decreased by approximately $4,800,000 since the end of 1993. The majority of the decrease was related to the Verson division where production levels have decreased due to a temporary lag in press orders. Significant orders have been received in the third quarter and the early part of the fourth quarter which will result in a significant increase in production in 1995 and 1996. The sale of the Cooper division in the second quarter of 1994 also resulted in decreased inventory levels. Approximately half of the fixed asset additions are associated with the Bush Hog division and relate to new machinery to improve production efficiencies and product quality. Tooling for new products and replacement tooling are also included in this division's fixed asset additions. Internally generated funds were used to finance these additions.

     At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Proceeds from the disposition were used to pay all amounts due under a restrictive credit agreement which had, for the past four years, seriously hampered the Company's ability to take actions that the Company believed were advisable and in the interests of shareholders. The sale of the Cooper division, as previously described, marks the successful completion of the Company's operations divestiture program.

     During the first quarter of 1994, the Company terminated separate debt financing agreements at the Bush Hog, Verson and Coz divisions through the completion of a new Revolving Credit Agreement. Reference is made to Note 6 of Notes to Consolidated Financial Statements regarding a further description of this financial arrangement. All borrowings under this agreement have been repaid prior to the end of the third quarter of 1994 through the internal generation of funds from operations and the sale of idle facilities. Total borrowings outstanding at September 30, 1994 for the Company are less than $1,500,000.

                         PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits -

                  27 - Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ALLIED PRODUCTS CORPORATION
                              -----------------------------------
                                         (REGISTRANT)




November 11, 1994             Kenneth B. Light
- - ---------------------         ----------------------------------------------
                              Kenneth B. Light,
                              Executive Vice President, Chief Administrative
                                Officer and Secretary; Director



November 11, 1994             Robert J. Fleck
- - ---------------------         ----------------------------------------------
                              Robert J. Fleck,
                              Vice President - Accounting and
                                Chief Accounting Officer

                             EXHIBIT  INDEX





NUMBER                                        DESCRIPTION
- - ------                                        -----------
  27                                    FINANCIAL DATA SCHEDULE