Form 10-K405
period 1994-12-31
ALLIED PRODUCTS CORP /DE/
filed 1995-03-23
CIK 3941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------               OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                        OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------               OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM     TO
                           COMMISSION FILE NUMBER 1-5530

                          ALLIED PRODUCTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       38-0292230
                  ---------                                      -----------
       (State or other jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)
 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                        60606
 --------------------------------------------                       -----
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (312) 454-1020

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                  Name of Each Exchange on Which Registered
            ---------------------                 ------------------------------------------
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

As of February 28, 1995, 9,104,482 shares of common stock, 146,800 shares of Series B Variable Rate Cumulative Preferred Stock and 115,000 shares of $10.81 Series C Cumulative Preferred Stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) and of the Preferred Stock (based upon such stock's stated value) held by nonaffiliates of the Company was approximately $146,446,865. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 17, 1995 and Annual Report to security holders for the year ended December 31, 1994 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 43.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Allied Products Corporation (Company) was organized under Delaware law in 1967 as the successor to a Michigan corporation which was formed in 1928. Its principal executive offices are at 10 South Riverside Plaza, Chicago, Illinois 60606 and its telephone number is (312) 454-1020.

    The  Company's   operations  involve   a   single  industry   segment,   the
manufacturing and sale of agricultural and industrial machinery and other products.

    The operations of the Company were realigned into one business segment in 1993 reflecting the sale or closure of several operating divisions. This restructuring of the Company, which began in 1991, was completed in 1994 with the sale of the Cooper division. Reference is made to Note 3 of Notes to Consolidated Financial Statements for a more complete description of these closures and dispositions.

    Approximately 2%, 8% and 6% of the Company's net sales from continuing operations in 1994, 1993 and 1992, respectively, were exported.

PRODUCT LINES
FARM IMPLEMENTS--

    PRODUCTS. The Bush Hog division offers a comprehensive line of farm implements including rotary cutters, tractor mounted loaders, hay mowers, peanut combines, tillers and cultivators. These products are marketed under two well established brand names, Bush Hog and Lilliston.

    Bush Hog rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. The use season for rotary cutters extends from early spring to late fall, and even beyond in warmer climates. Bush Hog has a major market share (35%) of rotary cutters sold in North America.

    Front end loaders are used by farmers and ranchers for material handling, and cultivators are used for weed control after crops have been planted. Lilliston peanut combines are used in harvesting peanuts, and command approximately 30% of the market. The use season for peanut combines is from late summer to late fall.

    Several other implements are sold under the Bush Hog name, including disc mowers, rotary tillers, post hole diggers, flail mowers and rear mounted tractor blades. These tools offer a variety of applications, and are sold to farmers, ranchers, landscape contractors, large estate owners and municipalities.

    Implements tend to have a shorter life than tractors and self-propelled grain combines and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Parts accounted for almost one sixth of Bush Hog's total revenue in 1994.

    In order to maintain and expand its market position, Bush Hog continually updates and improves its product offerings. This is done through a combination of internal development and external acquisition of technology.

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

    Marketing and sales activities in Canada and the United States are carried out by 58 commissioned manufacturers' representatives or representative organizations who operate as independent contractors and who, for the most part, are exclusive. Commissions are payable when receivables are collected rather than when sales are made.

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

    COMPETITION. Competition for farm equipment includes the major line manufacturers of tractors and several hundred companies producing one or more models of shortline implements. Price, quality, service and availability are all factors in brand selection. Bush Hog's objective is to be a low cost producer of high quality products. To do this it must continue to modernize its facilities to improve efficiency.

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

    During the 1980's, the farm economy was in decline and this led to a deterioration in farmers' financial condition. Capital expenditures by farmers reached a low in 1986. Since then, commodity exports have improved due to changes in governmental programs and foreign exchange rates. Individual farmers have reduced their debt load and are much less leveraged after several years of good earnings.

    The year 1994 was a record year for corn, soybean and cotton production. Accordingly, net farm income is estimated to have increased by $4 billion. Farm land prices have improved, and farm debt is at a historically low level.

    Future prospects of the industry depend largely on factors outside of industry participants' control. These include the value of the U.S. dollar, the relative level of interest rates between countries, the variations in the world demand for supplies of farm commodities and U.S. government agricultural, foreign and fiscal policies. A new government farm bill is to be enacted in 1995. It is too early to ascertain the impact this bill will have on existing farm subsidy programs, and therefore on the farmers' income and spending.

METAL FORMING PRESSES--

    PRODUCTS. The Verson division manufactures a broad line of both medium and large technologically advanced mechanical and hydraulic metal forming presses. These products are used in the manufacture of components for the automotive, appliance, office equipment, farm equipment, ordnance, aerospace and general metal working industries. A transfer press is a specialized mechanical press which combines a series of operations by transferring a work piece from one station to another inside of a single press. Each station in the press has a separate die which is individually adjustable. This process allows all operations from blank to finished product to take place in one press, resulting in increased output and reduced labor expense. Prices vary by type and size; a large transfer press may sell for in excess of $25 million.

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

    MARKETING. Verson's Marketing Group is headed by a Vice President of Marketing and Sales, with responsibility for all Verson products and services. Three Sales Managers, reporting to the Vice President, are responsible for press sales, tooling sales, and press rebuilding and contract services, respectively.

    Verson's major customers are the U.S. automobile manufacturers (both U.S. and Japanese owned) and first and second tier automotive parts producing companies, which, on average, account for about one-half Verson's annual revenue. Verson's other major market served is the appliance industry and customers include all major brand names.

    Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981 and, most recently, a cross bar feed which significantly improves production.

    COMPETITION. There are only a few companies world-wide that supply large transfer press systems similar to those provided by Verson. Verson is now the only American owned company competing in this upper end segment. Principal competition comes from German and Japanese manufacturers. Press manufacturers compete on the basis of technology, capability, reliability and price. The larger presses are huge pieces of machinery standing over three stories tall and weighing up to 2,000 tons. Consequently, the barriers to entry for new competitors are almost impossible due to required capital.

    INDUSTRY. Domestic automobile manufacturers are seeking to become more cost-effective by requiring quality parts, implementing Just-In-Time concepts, obtaining price reductions from suppliers, as well as redesigning cost out of automobiles, and restructuring and automating their manufacturing processes. Demand from the appliance industry remains strong as the major manufacturers seek to increase capacity, reduce costs and gear up to produce water conserving clothes washers.

    The Verson division of Allied Products is in a strong position to capitalize on major retooling and modernization programs as they come on stream. The second wave of this demand is being felt now with major suppliers to the automakers converting to new technology. Demand from the appliance industry continues to grow, more than offsetting declines in aerospace and ordnance. In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division has begun a 40,000 square foot expansion of its assembly facilities. This expansion will come on stream in the second quarter of 1995, significantly expanding the division's capacity for manufacturing large transfer presses.

THERMOPLASTIC RESINS--

    PRODUCTS AND SERVICES. The Coz division provides a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. Coz offers a full line of materials supply to include specialty thermoplastic compounds and compounding services, color and additive concentrates, the reprocessing of scrap thermoplastic resins, and the brokering of prime and secondary materials.

    Coz purchases unmodified thermoplastic resins from major basic resin suppliers and combines or alloys these resins with various additives to achieve certain desired properties such as color, heat resistance, fire retardancy, etc. The resins Coz purchases are generally in the form of small plastic pellets as are the finished products supplied by Coz to its customers.

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

    INDUSTRY. The thermoplastic compounding industry sales approximate $5 billion and are experiencing real growth at a rate of about 5 per cent annually. Independent compounders such as Coz are numerous and generally focus on a relatively small geographic area. Industry consolidation is occurring as some larger companies have been attracted to the growth opportunities in thermoplastic compounding.

SALES BACKLOG

    Sales backlog from continuing operations as of December 31, 1994 was $176,403,000 compared to $68,722,000 at December 31, 1993. The difference is attributable to a large press order at the Verson division for which production has yet to begin at the end of 1994. Approximately $55,000,000 of the sales backlog at December 31, 1994 related to this large press order will be produced in 1996. The remaining backlog of orders will be filled in 1995.

EMPLOYEES

    Allied   Products   currently  employs   approximately   1,600  individuals.
Approximately 24% of Allied Products' employees are represented by unions.

RAW MATERIALS AND SOURCES OF SUPPLY

    The principal raw material used by the farm implement and metal press operations include steel and other metals and purchased components. The thermoplastic division uses thermoplastics resins and other chemicals. During 1994, the materials needed by Allied Products have generally been available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

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

MAJOR CUSTOMERS

    Net sales from continuing operations to the three major U.S. automobile manufacturers accounted for approximately 14% of total consolidated sales from continuing operations in 1994. Approximately 25% and 24% of Allied Products' consolidated net sales from continuing operations in 1993 and 1992, respectively, were derived from sales to the major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

SEASONALITY

    Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not effected by seasonality.

ENVIRONMENTAL FACTORS

    Reference is made to Note 11 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of February 28, 1995.

                    NAME                                         POSITION WITH ALLIED PRODUCTS                    AGE
- ---------------------------------------------  -----------------------------------------------------------------  ---
Richard A. Drexler...........................  Chairman, President and Chief Executive Officer                    47
James J. Hayden*.............................  Executive Vice President and Chief Financial Officer               59
Kenneth B. Light.............................  Executive Vice President, Chief Administrative Officer and
                                                 Secretary                                                        62
Martin A. German.............................  Senior Vice President                                              58
Bobby M. Middlebrooks........................  Senior Vice President                                              59
Robert J. Fleck..............................  Vice President-Accounting and Chief Accounting Officer             47
Patrick J. Riley.............................  Vice President and Treasurer                                       59

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

    Mr. German was elected Senior Vice President in 1991 and was Vice President from 1989 to 1991. Since joining Allied Products in 1986, he has been President of the Verson Allsteel Press division. Prior to joining Allied Products, he was Vice President and General Manager of the Turning Division of Warner & Swasey Company.

    Mr. Middlebrooks has been Senior Vice President since 1985 and was Vice President of Allied Products from 1984 to 1985 in charge of the former Agricultural Equipment Group. Prior to that, he was President-Bush Hog Implements Division. He joined Bush Hog in 1955.

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

- ------------------------
* Mr. Hayden resigned on March 17, 1995.

ITEM 2.  PROPERTIES

    Allied Products owns or leases four manufacturing facilities in three states for the production of its various products and maintains warehouse facilities in various locations throughout the United States and Canada.

    Management is of the opinion that all facilities are of sound construction, in good operating condition and are adequately equipped for carrying on the business of the Company.

    Operations at the Bush Hog division are conducted in Selma, Alabama in two owned (one of which is mortgaged) facilities containing approximately 700,000 square feet in total. The division also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations at the Verson division are conducted in Chicago, Illinois in an owned facility containing approximately 350,000 square feet. Operations at the Coz division are conducted in Northbridge, Massachusetts in a leased facility containing approximately 231,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    Reference is made to Note 11 of Notes to Consolidated Financial Statements with respect to the Company's involvement in legal proceedings as a defending party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange is as follows:

- -----------------------------------------------------------------------------------------------------
                                BEGINNING  END OF
            1994                OF YEAR     YEAR      1994 QTR    HIGH        LOW        DIVIDEND
- -----------------------------------------------------------------------------------------------------
Common                          $12 1/2    $14 3/8       1       $17 3/8    $12 5/8         $--
- -----------------------------------------------------------------------------------------------------
                                                         2        15         12 1/4         --
- -----------------------------------------------------------------------------------------------------
                                                         3        14 7/8     12 1/2         --
- -----------------------------------------------------------------------------------------------------
                                                         4        15 1/8     12             --
- -----------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------
                                BEGINNING  END OF
            1993                OF YEAR     YEAR      1993 QTR    HIGH        LOW        DIVIDEND
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
- -----------------------------------------------------------------------------------------------------
                                                         2        15 7/8      7 1/4         --
- -----------------------------------------------------------------------------------------------------
                                                         3        15 1/8      9 1/2         --
- -----------------------------------------------------------------------------------------------------
                                                         4        13 3/8     10 1/4         --
- -----------------------------------------------------------------------------------------------------

    As of February 10, 1995, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,600.

    The Company has paid no dividend since fiscal year 1982. At December 31, 1994, the Company was restricted from paying dividends on its common stock. Reference is made to Note 5 of Notes to Consolidated Financial Statements regarding the lifting of this restriction subsequent to the end of 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          1994             1993            1992             1991          1990
                                                    ----------------   ------------  ----------------   ------------  ------------
Net sales from continuing operations (A)..........  $215,529,000       $217,988,000  $195,341,000       $159,023,000  $172,506,000
Income (loss) from continuing operations (A)......  $ 19,687,000       $  5,951,000  $  1,774,000(B)    $ (4,500,000) $ (9,763,000)
Earnings (loss) per common share from continuing
  operations (A)..................................       $1.96             $.43            $(.08)(B)      $(1.12)       $(2.43)
Total assets......................................  $150,555,000       $192,040,000  $284,612,000       $326,702,000  $439,526,000
Long-term debt (including capitalized leases and
  redeemable preferred stock).....................  $ 12,130,000       $ 23,522,000  $117,833,000       $ 37,799,000  $ 53,750,000
Cash dividend declared per common share...........      $--                $--           $--                $--           $--

- ------------------------
(A)  Restated prior to 1993 to reflect the effects of discontinued operations.
(B) Excludes a charge of $1,739,000 ($.21 per common share) relating to the transition effect of adopting SFAS No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions--on an immediate recognition basis.

The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OPERATING RESULTS
    Reference is made to Note 3 of Notes to Consolidated Financial Statements regarding the sale/shutdown and restructuring of operations from 1992 through the end of 1994.

    During 1993, the Company sold the Smith Energy Services and White-New Idea Farm Equipment divisions for cash. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining operations during 1993. During the second quarter of 1994, the Company sold the business and certain assets of the Cooper division. The Company has included the results of these operations and, in years prior to 1994, an allocation of financing costs, administrative and interest expenses and related restructuring cost provisions under the caption "Discontinued operations (net of tax)--Income (loss) from operations" in the accompanying Consolidated Statements of Income (Loss).

1994 COMPARED TO 1993

    Net sales from continuing operations in 1994 were $215,529,000 compared to net sales from continuing operations of $217,988,000 for the prior year. Income from continuing operations in 1994 was $19,687,000 compared to income from continuing operations of $5,951,000 reported in 1993. Net income in 1994 was $14,333,000 compared to net income of $15,284,000 reported in 1993.

    Net sales at the Bush Hog division increased by over 11% in 1994 compared to 1993. The most significant increases in net sales have occurred within the loader and disc mower product lines in 1994. In general, the agricultural equipment industry has experienced improvement over the prior year due to a number of factors. The year of 1994 was a record year for corn, soybean and cotton production. Planted acreage has also increased in 1994 over 1993 levels. The most significant increase in net sales at the Bush Hog division was within the loader product line. The overall market for the front end loaders has increased this past year. The division manufactures adaptor kits so that loaders can be mounted on more than 1200 different tractor models. The division expects this growth to continue on into 1995. Disc mower and parts sales have also increased in 1994. These increases were partially offset by decreased rotary cutter sales. This decrease was primarily related to the effects of lower cattle prices. Gross profits and gross profit margins have improved in 1994 at the Bush Hog division. Approximately 60% of the increase in gross profits was directly related to the increased sales volume as discussed above. The effects of sales price increases during 1994 resulted in improved margins and increased gross profits. On an overall basis, manufacturing variances increased slightly in 1994. Increases in direct manufacturing inefficiencies (resulting from increased facility utilization and late receipt of purchased components) were mostly offset by the effects of manufacturing cost reductions and decreased warranty claims in 1994.

    At the Verson division, net sales decreased by approximately 17% in 1994 compared to 1993. In late 1991, the division had received a large press order. During 1993, production was completed on this order. Orders for production in 1994 to replace the work completed did not materialize in sufficient amounts. During the last half of 1994 and the early part of 1995, the division has received a significant amount of new press orders, including orders for three "A" size transfer presses with a sales value of approximately $80,000,000. These new orders should result in increased productivity and improved profitability in 1995 and 1996. While gross profits remained approximately equal to those of the prior year, gross profit margins have improved in 1994. The increase was the result of several factors, including improved margins on parts sales (prices were increased in the early part of 1994), improved mix of products sold and lower warranty expenses.

    Net sales at the Coz division increased by approximately 6% in 1994 compared to 1993. Processed compounds represent the largest product line increase due to expansion of the customer base and increased selling prices. Gross profits at the Coz division increased, due primarily to the effect of increased selling prices and, to a lesser extent, the mix of products sold. Partially offsetting this increase was the effect of increased material costs in 1994. Prices of certain raw materials have increased significantly during the past year. Selling prices were increased to offset these cost increases. While prices continued to escalate in the early part of 1995, such increases were not as significant as those in 1994. The division will increase selling prices where practical to offset the effect of cost increases. The ultimate net impact of future cost/selling price increases is not expected to have a material impact on the operating results of this division. Shipping costs have also increased in 1994 due to the effects of increased sales volume and increased shipping container costs. Utility expenses increased in 1994 due to additional space being leased for offices with the old office space now being utilized for manufacturing purposes. Gross profit margins remained constant in 1994 compared to 1993.

    Selling and administrative expenses decreased to $31,072,000 (14.4% of net sales from continuing operations) from $31,427,000 (also 14.4% of net sales from continuing operations) in 1993. On an overall basis, selling expenses increased in 1994 compared to 1993. The most significant increase was related to commissions, primarily at the Bush Hog division where sales have increased in 1994. The Coz division increased the employment level of its sales force in 1994 resulting in increased costs. These increases were offset by lower commission expenses at the Verson division as this operation is phasing out the use of commissioned brokers in the sale of presses. The increase in selling expenses was more than offset by lower administrative expenses, primarily in the areas of professional fees and insurance costs. Office related costs were also reduced with the relocation of the Corporate Office during 1994. Staffing levels were reduced from 1993 levels. These decreases were partially offset by a provision of $450,000 as a supplemental contribution to the SMART pension plan, a $400,000 provision for the new Executive Retirement Plan and other normal increases experienced in operations throughout the Company.

    The decrease in interest expense ($1,859,000 for 1994 compared to $6,376,000 in 1993 after an allocation to discontinued operations) was directly related to a significantly reduced borrowing level and the effects of lower average interest rates associated with outstanding debt in 1994.

    Other expense in 1994 was $1,198,000 compared to $4,614,000 in 1993. Reference is made to Note 13 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1994 and 1993.

    Loss from discontinued operations totaled $5,354,000 in 1994. Approximately half of the loss was related to the operating results of the Cooper division which was sold at the end of the second quarter following the termination of a proposed sale earlier in the year. Other significant items included environmental related issues (see Note 11 of Notes to Consolidated Financial Statements) and insurance costs associated with discontinued operations, and the final settlement of the disposition of the White-New Idea operation (see Note 3 of Notes to Consolidated Financial Statements). Reference is made to the 1993 management discussion below for an analysis of discontinued operation in 1993.

1993 COMPARED TO 1992

    Net sales from continuing operations in 1993 were $217,988,000 compared to net sales from continuing operations of $195,341,000 in 1992. Net sales at all continuing operations in 1993 increased over levels reported in 1992. Income from continuing operations in 1993 was $5,951,000 compared to income from continuing operations of $1,774,000 in the previous year.

    At the Bush Hog division, net sales increased by over 10% in 1993 over 1992. Despite the significant flooding in the late spring and early summer months in the midwest and summer drought in the southeast portion of the country, the Bush Hog division did not feel any long-term negative impact and, in some product lines, experienced increased sales volume due to the wetter than normal weather conditions. The majority of the increase in net sales was associated with increased unit sales within the cutter and loader product lines. Service parts sales also increased with the addition of the Kewanee Farm Equipment service parts. These increases were partially offset by the effect of lower peanut combine sales in 1993. Unit sales decreased due to a larger than anticipated carryover of dealer stock from the prior year. Production was reduced in relation to this product in 1993. Gross profits and gross profit margins improved at the Bush Hog division in 1993 compared to 1992. The increase in gross profits was primarily related to the effects of increased sales volume in 1993 as discussed above. The increase in gross profit margins was primarily associated with increased efficiencies and facility utilization in 1993. The division was operating at very close to 100% capacity in 1993 and continued to produce at this capacity level in 1994.

    At the Verson division, net sales increased by almost 14% in 1993 over that reported in 1992. During 1993, the division completed production on a large press order received in the latter portion of 1991. The division also benefitted from the large carryover of orders received in 1992 on which production was completed in 1993. In addition, the rebuild press market has provided additional opportunities for the Verson division in 1993. Receipt of new orders in 1993 remained strong. While gross profits at the Verson division in 1993 increased, due primarily to increased sales volume as discussed above, gross profit margins decreased slightly. This decrease related to the mix of products sold in 1993 compared to that of the prior year.

    At the Coz division, net sales increased by almost 13% in 1993 compared to net sales of 1992. The increase was related primarily to increased volume of shipments and, to a lesser degree, mix of products sold. Gross profits increased, principally due to the increase in sales volume. Gross profit margins also improved slightly due to increased facility utilization in 1993.

    Selling and administrative expenses increased in 1993 to $31,427,000 (14.4% of net sales from continuing operations) from $31,117,000 (15.9% of net sales from continuing operation). All manufacturing operations experienced slight increases in these expenses in 1993, with most of the increases related to normal cost changes in salaries and other employee related costs (fringe benefits, etc.). These increases were partially offset by decreases in administrative costs at the Corporate Office. These decreases were primarily represented by lower professional fees and bank costs, most of which related to costs incurred in 1992 associated with the restructuring of the Company's finances in January 1993 as described in Note 5 of Notes to Consolidated Financial Statements. Other costs savings at the Corporate Office included the elimination of the centralized Management Information Systems operation during the third quarter of 1993.

    Interest expense decreased to $6,376,000 in 1993 from $6,864,000 reported in 1992. These interest expense balances are net of amounts ($4,450,000 in 1993 and $7,558,000 in 1992) allocated to "Discontinued operations--Income (loss) from operations" based upon the proportionate share of invested capital of discontinued operations to total consolidated invested capital. The overall cause of the decrease in interest expense relates primarily to decreased debt levels and, to a lesser extent, lower interest rates in 1993. The majority of the cash generated from operations either shut down or sold in 1993 was used to reduce outstanding debt, primarily under the amended and restated credit and debt restructuring agreement entered into during the first quarter of 1993.

    Other expense in 1993 was $4,614,000 compared to other expense of $3,494,000 in 1992. Reference is made to Note 13 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1993 and 1992.

    In   1993,  the  Company  made  a   provision  of  $700,000  for  additional
restructuring costs, all of which was charged to "Discontinued operations--Income (loss) from operations." In 1992, the Company made a provision of $7,800,000 for restructuring costs as previously disclosed. Of this amount, $7,044,000 was charged to "Discontinued operations--Income (loss) from operations." The remaining balance in 1992 was associated with provisions for elimination of the centralized MIS operation at the Corporate Office and the consolidation of the Kewanee service parts operation into Bush Hog.

    Income from discontinued operations in 1993 totaled $11,385,000 compared to a loss from discontinued operations of $24,989,000 in 1992. Operating income related to discontinued operations increased by over $19,000,000 (before allocation of the provision for restructuring costs, financing costs and administrative and interest expense) due primarily to improved results at the White-New Idea and Charles City divisions in 1993. Production levels were significantly reduced 1992 in order to reduce the Company's investment in receivables at the White-New Idea division. Increased production in 1993 as well as the effect of cost reduction measures implemented, resulted in an increase of over $12,500,000 in operating income. At the Charles City division, operating income related to discontinued operations increased by over $3,000,000 (before allocation of costs described above) in 1993. In the early part of 1993, the Company announced the closing of the operation. Upon notification of the closure, customers ordered more than normal quantities of products from the division to bridge their manufacturing needs until another source of product could be identified, resulting in above normal sales and production at this division in 1993. Interest expense allocated to discontinued operations in 1993 was $4,450,000 in 1993 compared to $7,558,000 in the prior year. The restructuring reserve charged to discontinued operations ($700,000 in 1993, $7,044,000 in 1992 and $6,200,000 in 1991) included provisions for 1993 operating losses subsequent to the respective closure of the operations for which the reserve was set up. Operating losses charged to the reserve in 1993 totaled approximately $4,600,000. The gain on disposition of discontinued operations in 1993 represents the gain (net of related expenses) associated with the disposition of the White-New Idea division in the last quarter of 1993. The gain on disposition of discontinued operations in 1992 was principally related to the reversal of a reserve established in 1991 for the estimated loss on the anticipated sale of the remaining receivables related to the tractor business. The anticipated sale and loss did not take place; instead, the receivables were collected without significant loss. Reference is made to Note 5 of Notes to Consolidated Financial Statements relating to the $2,052,000 extraordinary loss on the early extinguishment of debt in 1993.

FINANCIAL CONDITION

1994

    The working capital at December 31, 1994 was $33,531,000 and the current ratio was 1.53 to 1.0. Net accounts receivables increased by almost $2,000,000 in 1994. The majority of the increase was related to the Bush Hog division where sales have increased in 1994 as noted above. Cash collections associated with this division are generally dependant upon the retail sales of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the agricultural equipment industry. Coz division receivables have also increased at the end of 1994. This increase was primarily associated with strong sales in the fourth quarter of 1994. Receivables at the end of 1994 also include a short-term secured note taken by the Company as part of the proceeds from the sale of the Cooper division. This note was paid in full subsequent to the end of 1994. These increases were partially offset by the effects of lower press shipments at the Verson division in 1994 and the effects of the disposition of the Cooper division.

    On a consolidated basis, inventories have increased by approximately $3,700,000 at the end of 1994 compared to the end of 1993. The majority of the increase was related to the Bush Hog division. Production was increased in the fourth quarter of 1994 to avoid capacity limitations in the first half of 1995. Production is expected to increase at this division due to increased orders. Coz inventory levels have also increased due to increased orders and the effects of increased material prices. These increases were partially offset by the effects of the sale of the Cooper division and lower net inventory levels at the Verson division due to the effects of increased customer deposits for jobs in progress.

    Fixed   Asset  additions  of  $7,072,000  were  financed  primarily  through internally generated funds.

    The increase in payables and borrowings under the revolving credit agreement at the end of 1994 reflects the effects of increased production at all operating divisions of the Company. References is made to Note 2 of Notes to Consolidated Financial Statements for an analysis of accrued expenses.

1993

    The working capital at December 31, 1993 was $31,664,000 and the current ratio was 1.31 to 1.0. Net accounts receivables decreased by over $56,000,000 in 1993. Of that amount, approximately $29,000,000 was associated with the sale of the White-New Idea division in December 1993 and approximately $27,000,000 was associated with the winding down of other discontinued operations during 1993. There were no other significant changes in receivable levels during 1993. Inventories decreased by over $52,000,000 since the end of 1992. Approximately half of the decrease was related to the sale of the White-New Idea division discussed above. An additional reduction of over $8,000,000 was associated with the wind down of other discontinued operations. The Bush Hog division reduced their net inventory levels by over $3,000,000 in 1993 due to improved purchasing and manufacturing management and the effects of increased sales volume. Inventories also decreased significantly at the Verson division. At the end of 1992, a large press order was in process. By the end of 1993, most of this order was shipped to the customer.

    The decrease in Other Assets reflects the collection of notes taken in exchange for fixed assets and operation dispositions in prior years and the amortization of deferred charges (goodwill). Fixed asset additions of $8,128,000 were financed primarily through internally generated funds.

    Reduction in debt and accounts payable were primarily the result of funds generated from the sale of businesses (Smith Energy Services and White-New Idea) and the liquidation of assets (primarily receivables and inventories) associated with other discontinued operations. During 1993, the Company had made an additional provision of $700,000 to the restructuring reserve. In addition, amounts totaling $9,515,000 were charged against the reserve. Charges included operating results subsequent to the date of shutdown or disposition, losses/gains on the disposition of assets associated with these operations, severance costs and expenses associated with the moving of inventory and fixed assets from discontinued operations to continuing operations. At December 31, 1993, the Company had a remaining reserve of $5,097,000 for additional future costs associated with certain discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Proceeds from the disposition were used to pay all amounts due under a restrictive credit agreement which had, for the past four years, seriously hampered the Company's ability to take actions that the Company believed were advisable and in the interests of shareholders. The sale of the Cooper division in 1994 marks the successful completion of the Company's operations divestiture program.

    During the first quarter of 1994, the Company terminated separate debt financing agreements at the Bush Hog, Verson and Coz divisions through the completion of a new Revolving Credit Agreement. This agreement was collateralized principally by the Company's receivables and inventories. Prior to the end of 1994, this collateral was released by the banks as the Company attained specified financial results in the first nine months of 1994. Reference is made to Note 5 of Notes to Consolidated Financial Statements regarding a further description of this financial arrangement. All amounts borrowed in March 1994 under this agreement were repaid prior to the end of the third quarter through the internal generation of funds from operations and the sale of idle facilities. In December, the Company drew down additional amounts ($10,300,000) to fund seasonal manufacturing requirements. Additional repayments will come from internally generated funds. Subsequent to the end of 1994, the Company entered into an amendment to this agreement which reduced the borrowing rate and provided greater flexibility within the financial operations of the Company.

    Subsequent to the end of 1994, the Company announced that its Verson division received an order for several large transfer presses. Production has begun on this order. Funds necessary to complete this project will come from several sources including borrowing against the above noted revolving credit agreement, internally generated funds and deposits and progress payments from the customer. Delivery of these presses will take place in 1996.

    In order to complete this order and to increase plant efficiencies, the Verson division also announced an expansion of its operations. The expansion will include an additional 40,000 square feet of manufacturing space plus a specialized facility for both subassembly and final assembly of presses. The buildings should be ready for occupancy by the end of the second quarter of 1995. This expansion will result in this division having the greatest capacity for transfer press manufacturing in North America. Funding for this project (total cost, including necessary cranes and tooling, of approximately $8,000,000) will primarily be internally generated.

    The Bush Hog division is also in the process of upgrading its manufacturing operations. The major improvement includes the purchase of a new cleaning/ painting/assembly system in the first half of 1995. The new system will result in improved finished product quality and reduced costs. Funding for this project (total cost approximately $3,200,000) will primarily be internally generated with some temporary borrowings against the current revolving credit agreement.

    Effective January 29, 1993, the Company entered into agreements with holders of the Series B and Series C Preferred Stock pursuant to which the Company agreed to pay cash and subordinated notes for the past due redemption of Series B Preferred Stock as well as scheduled dividends and redemptions from January 2, 1993 to January 2, 1995. Subordinated notes issued to the preferred stockholders provided for quarterly payments of interest in cash. During 1994, all amounts due under the subordinated notes issued to the holders of the Series B and C Preferred Stock were paid in cash.

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

    As of December 31, 1994, the Company had cash balances of $1,654,000 and additional funds of $24,700,000 available under its revolving credit agreement. The Company believes that its expected operating cash flow and funds available under its revolving credit agreement are adequate to finance its operations and capital expenditures in the near future. During 1994, the Company has been in compliance with all provisions of loan agreements in effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    We have audited the consolidated balance sheets of Allied Products Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the financial statement schedules listed in Part IV of Form 10-K, Item 14(a)2 for each of the three years in the period ended December 31, 1994. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 1, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.

                                          COOPERS & LYBRAND L. L. P.

Chicago, Illinois
February 24, 1995, except for Note 11, as to which the date is March 10, 1995

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1994              1993              1992
                                                              ----------------  ----------------  ----------------
Net sales from continuing operations........................  $    215,529,000  $    217,988,000  $    195,341,000
Cost of products sold.......................................       160,836,000       169,184,000       151,336,000
                                                              ----------------  ----------------  ----------------
  Gross profit..............................................  $     54,693,000  $     48,804,000  $     44,005,000
                                                              ----------------  ----------------  ----------------
Other costs and expenses:
  Selling and administrative expenses.......................  $     31,072,000  $     31,427,000  $     31,117,000
  Interest expense..........................................         1,859,000         6,376,000         6,864,000
  Other (income) expense, net...............................         1,198,000         4,614,000         3,494,000
  Provision for restructuring costs.........................         --                --                  756,000
                                                              ----------------  ----------------  ----------------
                                                              $     34,129,000  $     42,417,000  $     42,231,000
                                                              ----------------  ----------------  ----------------
Income  before  taxes  from  continuing  operations   before
  extraordinary charge and change in accounting principle...  $     20,564,000  $      6,387,000  $      1,774,000
Provision for income taxes..................................           877,000           436,000         --
                                                              ----------------  ----------------  ----------------
Income   from  continuing  operations  before  extraordinary
  charge and change in accounting principle.................  $     19,687,000  $      5,951,000  $      1,774,000
                                                              ----------------  ----------------  ----------------
Discontinued operations (net of tax):
  Income (loss) from operations.............................  $      --         $      5,847,000  $    (25,814,000)
  Gain (loss) on disposition of discontinued operations  and
   other costs..............................................        (5,354,000)        5,538,000           825,000
                                                              ----------------  ----------------  ----------------
  Income (loss) from discontinued operations................  $     (5,354,000) $     11,385,000  $    (24,989,000)
                                                              ----------------  ----------------  ----------------
Income  (loss)  before  extraordinary charge  and  change in
  accounting principle......................................  $     14,333,000  $     17,336,000  $    (23,215,000)
Extraordinary loss  on early  extinguishment of  debt,  less
  applicable income tax benefit.............................         --               (2,052,000)        --
                                                              ----------------  ----------------  ----------------
Income (loss) before change in accounting principle.........  $     14,333,000  $     15,284,000  $    (23,215,000)
Effect of change in accounting principle....................         --                --               (1,739,000)
                                                              ----------------  ----------------  ----------------
Net income (loss)...........................................  $     14,333,000  $     15,284,000  $    (24,954,000)
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net income (loss) applicable to common stock................  $     12,440,000  $     13,211,000  $    (27,356,000)
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Earnings (loss) per common share:
  Continuing operations.....................................       $1.96             $ .43            $ (.08)
  Discontinued operations...................................       (.59)              1.27             (3.03)
  Extraordinary loss........................................         --              (.23)               --
  Effect of change in accounting principle..................         --                --              (.21)
                                                                   -----             -----             -----
  Income (loss) per common share............................       $1.37             $1.47            $(3.32)
                                                                   -----             -----             -----
                                                                   -----             -----             -----
Average number of common shares outstanding.................     9,102,000         8,999,000         8,247,000
                                                                 ---------         ---------         ---------
                                                                 ---------         ---------         ---------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1994              1993
                                                                             ----------------  ----------------
Current Assets:
  Cash and cash equivalents................................................  $      1,654,000  $     44,416,000
                                                                             ----------------  ----------------
  Notes and accounts receivable, less allowances of $1,521,000 and
   $1,996,000, respectively................................................  $     46,267,000  $     44,415,000
                                                                             ----------------  ----------------
  Inventories:
    Raw materials..........................................................  $     11,556,000  $      9,407,000
    Work in process........................................................        16,437,000        18,161,000
    Finished goods.........................................................        20,462,000        17,156,000
                                                                             ----------------  ----------------
                                                                             $     48,455,000  $     44,724,000
                                                                             ----------------  ----------------
  Prepaid expenses.........................................................  $        456,000  $      1,915,000
                                                                             ----------------  ----------------
      Total current assets.................................................  $     96,832,000  $    135,470,000
                                                                             ----------------  ----------------
Plant and Equipment, at cost:
  Land.....................................................................  $      2,311,000  $      2,454,000
  Buildings and improvements...............................................        34,252,000        34,573,000
  Machinery and equipment..................................................        40,126,000        37,946,000
                                                                             ----------------  ----------------
                                                                             $     76,689,000  $     74,973,000
  Less--Accumulated depreciation and amortization..........................        46,128,000        43,923,000
                                                                             ----------------  ----------------
                                                                             $     30,561,000  $     31,050,000
                                                                             ----------------  ----------------
Other Assets:
  Notes receivable, due after one year.....................................  $      7,658,000  $      8,465,000
  Deferred charges (goodwill), net of amortization.........................        14,626,000        16,693,000
  Other....................................................................           878,000           362,000
                                                                             ----------------  ----------------
                                                                             $     23,162,000  $     25,520,000
                                                                             ----------------  ----------------
                                                                             $    150,555,000  $    192,040,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1994              1993
                                                                             ----------------  ----------------
Current Liabilities:
  Revolving credit agreement...............................................  $     10,300,000  $      --
  Revolving loan...........................................................         --                4,382,000
  Current portion of long-term debt........................................           689,000        39,343,000
  Accounts payable.........................................................        20,475,000        13,957,000
  Accrued expenses.........................................................        31,837,000        46,124,000
                                                                             ----------------  ----------------
            Total current liabilities......................................  $     63,301,000  $    103,806,000
                                                                             ----------------  ----------------
Long-term debt, less current portion shown above...........................  $        630,000  $     10,622,000
                                                                             ----------------  ----------------
Other long-term liabilities................................................  $      2,622,000  $      2,701,000
                                                                             ----------------  ----------------
Redeemable  preferred stock:  $10.81 Series  C Cumulative  Preferred Stock;
 stated value  $100  per  share,  authorized  150,000  shares;  issued  and outstanding  115,000 and  129,000 shares  at December  31, 1994  and 1993,
 respectively..............................................................  $     11,500,000  $     12,900,000
                                                                             ----------------  ----------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Series B Variable Rate Cumulative Preferred Stock, stated value $50 per share; authorized 350,000 shares;  issued and outstanding 146,800  and
     180,800 shares at December 31, 1994 and 1993, respectively............  $      7,340,000  $      9,040,000
    Undesignated--authorized  1,500,000  shares  at December  31,  1994 and
     1993; none issued.....................................................         --                --
  Common stock, par  value $.01  per share;  authorized 25,000,000  shares;
   issued  9,104,482 and  9,089,748 shares at  December 31,  1994 and 1993,
   respectively............................................................            91,000            91,000
  Additional paid-in capital...............................................        92,146,000        92,395,000
  Retained earnings (deficit)..............................................       (27,075,000)      (39,515,000)
                                                                             ----------------  ----------------
                                                                             $     72,502,000  $     62,011,000
                                                                             ----------------  ----------------
                                                                             $    150,555,000  $    192,040,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                  1994             1993             1992
                                                                             --------------  ----------------  --------------
Cash Flows from Operating Activities:
  Net income (loss)........................................................  $   14,333,000  $     15,284,000  $  (24,954,000)
  Adjustments to reconcile net income (loss) to net cash provided from
   (used for) operating activities:
    Income on disposition of discontinued operations.......................         (50,000)       (5,538,000)       (825,000)
    Extraordinary loss on early extinguishment of debt.....................        --               2,052,000        --
    Effect of provision for restructuring costs............................        --                 700,000       7,800,000
    Effect of change in accounting principle...............................        --               --              1,739,000
    Depreciation and amortization..........................................       5,159,000         7,402,000      11,020,000
    Amortization of deferred charges and (credits), net....................       2,067,000          (216,000)       (216,000)
    Amortization of noncash deferred loan costs............................        --               --              1,657,000
    Changes in noncash assets and liabilities, net of effects of assets/businesses sold and noncash transactions:
      (Increase) decrease in accounts receivable...........................        (100,000)       29,581,000      26,411,000
      (Increase) decrease in inventories...................................      (5,596,000)       22,034,000      (4,739,000)
      Decrease in prepaid expenses.........................................       1,459,000           784,000         919,000
      Decrease in notes receivable, due after one year.....................         807,000           997,000       3,788,000
      Decrease in accounts payable and accrued expenses....................      (8,490,000)       (5,219,000)    (12,280,000)
    Other, net.............................................................        (645,000)         (107,000)      1,763,000
                                                                             --------------  ----------------  --------------
  Net cash provided from operating activities..............................  $    8,944,000  $     67,754,000  $   12,083,000
                                                                             --------------  ----------------  --------------
Cash Flows from Investing Activities:
  Additions to plant and equipment.........................................  $   (6,957,000) $     (7,741,000) $   (3,856,000)
  Proceeds from sales of plant and equipment...............................       2,452,000         8,311,000         611,000
  Proceeds from sales of assets/businesses.................................         343,000        62,834,000       2,098,000
                                                                             --------------  ----------------  --------------
  Net cash provided from (used for) investing activities...................  $   (4,162,000) $     63,404,000  $   (1,147,000)
                                                                             --------------  ----------------  --------------
Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt................................  $     --        $     33,348,000  $    7,975,000
  Borrowings under the revolving loan agreements...........................      29,246,000       145,081,000      26,559,000
  Payments under the revolving loan agreements.............................     (48,508,000)     (129,777,000)    (22,945,000)
  Borrowings under revolving credit agreement..............................      52,100,000         --               --
  Payments under revolving credit agreement................................     (41,800,000)        --               --
  Payments of short and long-term debt.....................................     (33,881,000)     (139,769,000)    (24,637,000)
  Payment of preferred stock redemptions and dividends.....................      (4,993,000)       (1,782,000)       --
  Stock option transactions................................................         292,000           711,000        --
                                                                             --------------  ----------------  --------------
  Net cash used for financing activities...................................  $  (47,544,000) $    (92,188,000) $  (13,048,000)
                                                                             --------------  ----------------  --------------
Net increase (decrease) in cash and cash equivalents.......................  $  (42,762,000) $     38,970,000  $   (2,112,000)
Cash and cash equivalents at beginning of year.............................      44,416,000         5,446,000       7,558,000
                                                                             --------------  ----------------  --------------
Cash and cash equivalents at end of year...................................  $    1,654,000  $     44,416,000  $    5,446,000
                                                                             --------------  ----------------  --------------
                                                                             --------------  ----------------  --------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1994            1993            1992
                                                                    -------------  --------------  --------------
Supplemental Information:
      (A)  Noncash investing and financing activities:
       1.  Assets   acquired    through    the    assumption    of
             debt.................................................  $     115,000  $      387,000  $      333,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       2.  Series B Preferred stock dividends paid/payable through
             the issuance of common stock.........................  $    --        $      398,000  $      596,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       3.  Series  B Preferred stock  redemptions ($3,200,000) and dividends ($666,000)  paid  through the  issuance  of
             subordinated debt, net of $722,000 cash paid.........  $    --        $    3,144,000  $     --
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       4.  Series C Preferred stock dividends paid/payable through
             the issuance of common stock.........................  $    --        $      405,000  $    1,216,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       5.  Series  C Preferred stock  redemptions ($2,100,000) and dividends ($1,527,000) paid  through the issuance  of
             subordinated debt, net of $1,060,000 cash paid.......  $    --        $    2,567,000  $     --
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       6.  Interest   expense   paid  through   the   issuance  of
             subordinated debt....................................  $    --        $      161,000  $     --
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       7.  Debt payments through use of funds held by trustee.....  $    --        $     --        $      437,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       8.  Debt assumed by purchasers of businesses
             sold.................................................  $    --        $      760,000  $     --
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
       9.  Proceeds (primarily notes receivable) received from the
             sales of discontinued operations.....................  $   2,011,000  $      100,000  $      900,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
      10.  Deferred financing costs paid  through the issuance  of
             common stock.........................................  $    --        $     --        $    1,657,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
      11.  Common  stock  issued  in  lieu  of  salary  and  other
             miscellaneous liabilities............................  $    --        $     --        $       74,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
      (B)  Interest paid during year..............................  $   2,657,000  $   10,311,000  $   14,368,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
      (C)  Income/franchise  taxes  paid   during  year,  net   of
             refunds..............................................  $     522,000  $      812,000  $      778,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                           PREFERRED AND COMMON STOCK

                                                                                  SERIES B
                                                                               PREFERRED ($50    COMMON ($.01
                                                                                STATED VALUE       PAR VALUE
                                                                                 PER SHARE)       PER SHARE)
                                                                               ---------------  ---------------
Balance at December 31, 1991.................................................   $  12,240,000     $    74,000
  Issuance  of  165,011  common  shares for  payment  of  Series  B preferred
   dividends.................................................................        --                 2,000
  Issuance of  422,999  common  shares  for payment  of  Series  C  preferred
   dividends.................................................................        --                 4,000
  Issuance  of  570,686  common  shares  for  payment  of  deferred financing
   costs.....................................................................        --                 6,000
  Issuance of 19,200 common shares in connection with the Company's incentive
   stock and bonus plan......................................................        --               --
  Issuance of 3,728 common shares for payment to the Company's SMART plan....        --               --
                                                                               ---------------  ---------------
Balance at December 31, 1992.................................................   $  12,240,000     $    86,000
  Redemption of  64,000 Series  B preferred  shares through  the issuance  of
   subordinated notes and cash...............................................      (3,200,000)        --
  Issuance  of  127,296  common  shares for  payment  of  Series  B preferred
   dividends.................................................................        --                 1,000
  Issuance of  202,688  common  shares  for payment  of  Series  C  preferred
   dividends.................................................................        --                 2,000
  Issuance of 133,515 common shares in connection with the exercises of stock
   options...................................................................        --                 2,000
                                                                               ---------------  ---------------
Balance at December 31, 1993.................................................   $   9,040,000     $    91,000
  Redemption of 34,000 Series B preferred shares.............................      (1,700,000)        --
  Issuance  of 14,734 common shares in connection with the exercises of stock
   options...................................................................        --               --
                                                                               ---------------  ---------------
Balance at December 31, 1994.................................................   $   7,340,000     $    91,000
                                                                               ---------------  ---------------
                                                                               ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

           ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

                                                                                                  ADDITIONAL       RETAINED
                                                                                                   PAID-IN         EARNINGS
                                                                                                   CAPITAL         (DEFICIT)
                                                                                                --------------  ---------------
Balance at December 31, 1991..................................................................  $   87,574,000  $   (25,355,000)
  Net loss for the year.......................................................................        --            (24,954,000)
  Preferred dividends paid/declared:
    Series B  through  the  issuance  of  165,011  common  shares  (variable  based  on  prime
     rate--$.8125 per share)..................................................................         442,000         (198,000)
    Series B declared payable in January 1993--$1.625 per share...............................        --               (398,000)
    Series C through the issuance of 422,999 common shares--$5.405 per share..................       1,212,000         (811,000)
    Series C declared payable in January 1993--$2.7025 per share..............................        --               (405,000)
  Issuance of 570,686 common shares for payment of deferred financing costs...................       1,651,000        --
  Issuance  of 19,200 common shares in connection with the Company's incentive stock and bonus
   plan.......................................................................................          60,000        --
  Issuance of 3,728 common shares for payment to the Company's SMART plan.....................          14,000        --
  Excess of  cost ($33,000)  over  fair market  value of  4,571  common shares  purchased  and
   reissued in connection with the Company's incentive stock plan.............................         (23,000)       --
                                                                                                --------------  ---------------
Balance at December 31, 1992..................................................................  $   90,930,000  $   (52,121,000)
  Net income for the year.....................................................................        --             15,284,000
  Preferred dividends paid/declared:
    Series  B paid  through the  issuance of  127,296 common  shares (variable  based on prime
     rate--$1.625 per share)..................................................................         397,000        --
    Series B paid through the issuance of subordinated notes and cash (variable based on prime
     rate--$3.00 per share)...................................................................        --               (666,000)
    Series B declared payable in January 1994--$.75 per share.................................        --               (136,000)
    Series C paid through the issuance of 202,688 common shares--$2.7025 per share............         403,000        --
    Series C paid through the issuance of subordinated notes and cash--$10.81 per share.......        --             (1,527,000)
    Series C declared payable in January 1994--$2.7025 per share..............................        --               (349,000)
  Excess  of  proceeds  received   over  cost  for  common   shares  purchased  and   reissued
   in connection with the exercise of stock options to purchase 17,710 common shares..........          22,000        --
  Issuance    of   133,515   common   shares   in   connection   with   exercises   of   stock
   options....................................................................................         643,000        --
                                                                                                --------------  ---------------
Balance at December 31, 1993..................................................................  $   92,395,000  $   (39,515,000)
  Net income for the year.....................................................................        --             14,333,000
  Preferred dividends declared and paid:
    Series B (variable based on prime rate--$3.375 per share).................................        --               (574,000)
    Series C--$10.81 per share................................................................        --             (1,319,000)
  Excess of cost  ($843,000) over  fair market  value of  59,979 common  shares purchased  and
   reissued in connection with the Company's incentive stock plan.............................        (375,000)       --
  Issuance   of   14,734  common   shares   in  connection   with   the  exercises   of  stock
   options....................................................................................         126,000        --
                                                                                                --------------  ---------------
Balance at December 31, 1994..................................................................  $   92,146,000  $   (27,075,000)
                                                                                                --------------  ---------------
                                                                                                --------------  ---------------

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

  ACCOUNTS RECEIVABLE--

    Agricultural equipment current accounts receivables are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Agricultural equipment receivables (with the exception of receivables associated with service parts and original equipment manufacturing--OEM--arrangements) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

  INVENTORIES--

    The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

    Included in work in process inventory are accumulated costs ($11,055,000 at December 31, 1994 and $15,397,000 at December 31, 1993) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of profit recognized in relation to the sales recorded, less customer payments ($11,672,000 at December 31, 1994 and $7,750,000 at December 31, 1993) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

  DEFERRED CHARGES (GOODWILL)--

    Deferred charges (goodwill) are amortized on a straight line basis over periods of 10 to 20 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. Such assessment includes obsolescence, demand, new technology, competition and other pertinent economic factors and trends that may have an impact on the value of remaining useful life of goodwill.

  EARNINGS (LOSS) PER COMMON SHARE--

    Earnings (loss) per common share is based on the average number of common shares outstanding (9,102,000, 8,999,000 and 8,247,000 for the years ended December 31, 1994, 1993 and 1992, respectively) after decreasing net income or increasing the net loss for preferred dividend requirements ($1,893,000, $2,073,000 and $2,402,000 for the years ended December 1994, 1993 and 1992, respectively). The assumed exercise of stock options would not result in a material dilution for the years ended December 31, 1994 and 1993, and would not result in dilution for the year ended December 31, 1992.

  INCOME TAXES--

    Effective January 1, 1993, the Company implemented on an immediate recognition basis SFAS No. 109--Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are established for the expected future tax consequenses of temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized, including deferred tax assets attributed to net operating loss carryforwards.

    The adoption of SFAS No. 109 did not have an effect on 1993 financial statements. Prior to 1993, the Company accounted for income taxes under SFAS No. 96.

  STATEMENT OF CASH FLOWS--

    For purpose of the Consolidated Statements of Cash Flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

  FINANCIAL INSTRUMENTS--

    The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the Series B and C Preferred Stocks is estimated to approximate the carrying value of these securities based upon the redemption features within the Certificate of Designation on each series of preferred stock.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

2.  ACCRUED EXPENSES:

    The Company's accrued expenses consist of the following:

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1994            1993
                                                                              --------------  --------------
Salaries and wages..........................................................  $    4,678,000  $    7,051,000
Warranty....................................................................       5,817,000       9,658,000
Self insurance accruals.....................................................       6,522,000       9,096,000
Restructuring and other costs, primarily related to discontinued
 operations.................................................................       3,373,000       7,900,000
Pensions, including retirees' health........................................       4,985,000       3,712,000
Taxes, other than income taxes..............................................       1,288,000       1,742,000
Environmental matters.......................................................       3,045,000       2,245,000
Other.......................................................................       2,129,000       4,720,000
                                                                              --------------  --------------
                                                                              $   31,837,000  $   46,124,000
                                                                              --------------  --------------
                                                                              --------------  --------------

    Reclassification of certain amounts among accrued expenses was made during 1994. The reclassification resulted in a restatement of 1993 amounts in the above table.

3.  ACQUISITIONS AND DISPOSITIONS:

  ACQUISITIONS--

    Amortization of deferred charges (goodwill) associated with the 1986 acquisition of Lilliston, a part of the Bush Hog division, (approximately $8,900,000 with a ten year amortization period) and the 1986 acquisition of Verson (approximately $23,491,000 with a twenty year amortization period) was $2,067,000 for each of the years ended December 31, 1994, 1993 and 1992, and is included in "Other (income) expense, net" in the accompanying Consolidated Statements of Income (Loss).

  DISPOSITIONS--

    During 1992, the Company announced the closing of manufacturing operations at the Kewanee Farm Equipment division and the Charles City machining and foundry division. Production was discontinued at these operations during 1993. During 1993, the Company discontinued manufacturing operations at the R/B Die and Prototype division. All machinery and equipment associated with these operations were sold for cash during 1993. Also during 1993, the Company sold for cash the majority of the assets of the Smith Energy Services division. The resulting gains (approximately $1,400,000) from these asset dispositions were credited to the restructuring reserve as discussed below. The Company's International Agro division was also closed during 1993. At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. Real estate used in connection with this business, specifically, plants located in Coldwater, Ohio and Kewanee, Illinois, is being leased by the Company to the purchaser of the business. In connection with the sale of the White-New Idea division, the purchaser was required to purchase the real estate pending a favorable review of environmental matters at each location. The Company has completed a preliminary evaluation of the status of environmental conditions at the Coldwater, Ohio facility. Reference is made to Note 11 regarding the results of this evaluation. Subsequent to the end of 1994, the Company and the purchaser of the White-New Idea division agreed in principle to a five year lease of the Coldwater, Ohio facility while the Company resolves certain environmental issues. Sale of the facility to the purchaser of the White-New Idea division is to be completed upon the resolution of the environmental issues. The Company will retain ownership of the Kewanee, Illinois facility under this agreement. During 1994, the Company provided additional amounts under discontinued operations (based upon an independent review) for the environmental clean up of both facilities. The Company also sold the business and certain assets of the Cooper division for cash and a collateralized short-term note. In 1994, discontinued operations include

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES operating losses at the Cooper division related to the delayed sale of this business and additional provisions primarily related to environmental issues and a dispute resolution on a business sold in 1993, net of an income tax benefit allocation of $211,000. During 1993 and 1992, the Company also included an allocation of financing costs and administrative and interest expense (the latter based upon these operations' proportionate share of consolidated invested capital) and related restructuring cost provisions (as discussed below) under this same caption.

    Summarized operating results of discontinued operations are as follows:

                                                                                      DECEMBER 31,
                                                                           ----------------------------------
                                                                                 1993              1992
                                                                           ----------------  ----------------
Net sales................................................................  $    152,592,000  $    144,305,000
                                                                           ----------------  ----------------
                                                                           ----------------  ----------------
Operating income (loss)..................................................  $     11,851,000  $     (8,131,000)
Provision for restructuring costs........................................          (700,000)       (7,044,000)
Finance costs, administrative and interest expense allocation............        (5,304,000)      (10,639,000)
                                                                           ----------------  ----------------
Income (loss) from operations............................................  $      5,847,000  $    (25,814,000)
                                                                           ----------------  ----------------
                                                                           ----------------  ----------------

    Gain on disposition of discontinued operations in 1992 was principally related to the reversal of a reserve established in 1991 for the estimated loss on the anticipated sale of the remaining receivables related to the tractor business. The anticipated sale and estimated loss did not take place. Instead, the receivables were collected without significant loss.

  RESTRUCTURING COSTS--

    During 1991, the Company provided $6,200,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. During 1992 and 1993, an additional $7,800,000 and $700,000, respectively, was provided for additional restructuring costs. The restructuring of operations called for several significant changes within various operations of the Company.

    The changes included the closing of manufacturing operations at the Kewanee Farm Equipment division, the phase out of the operation at the Charles City, Iowa machining and foundry division (production was completed in the third quarter of 1993), the phase out of the manufacturing operations at the R/B Die and Prototype division (production was completed in the second quarter of 1993) and the sale of the Smith Energy Services division. The provision for restructuring for these operations included non-recurring, non-operating costs subsequent to the completion of production, including severance and other employee benefits, costs associated with the relocation of machinery and equipment from Charles City to other facilities, costs associated with preparation for the auctions and other facility related costs into 1995.

    In addition, the Company phased out its centralized Management Information Services operation at the Corporate Office in 1993. The reserve for restructuring includes a provision for severance and other employee related expenses and the estimated costs of the termination of lease agreements for the MIS facility and hardware/software.

    During 1994, approximately $2,000,000 (primarily related to accruals for environmental issues at discontinued operations) was reclassified from other accrued expense classifications to the restructuring reserve. Net charges to the restructuring reserve in 1994, 1993 and 1992 were $3,931,000, $9,515,000 and
$88,000, respectively.

    As of December 31, 1994, the accompanying consolidated balance sheet includes real estate with a net book value of $4,434,000 which is held for sale including $2,403,000 related to real estate under lease to the purchaser of the White-New Idea division discussed above.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

4.  INCOME TAXES:

    Provision for income taxes in 1994 and 1993 consists of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                                       1994         1993
                                                                                    -----------  -----------
Federal (current).................................................................  $   422,000  $   514,000
State (current)...................................................................      244,000      232,000
                                                                                    -----------  -----------
  Total provision.................................................................  $   666,000  $   746,000
                                                                                    -----------  -----------
                                                                                    -----------  -----------

    The Company recorded no benefit for income taxes in 1992 as the Company had no tax loss carrybacks available to reduce the pre-tax loss of that year.

    Allocation of the provision for income taxes in the 1994 and 1993 Consolidated Statements of Income (Loss) include the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                   -------------------------
                                                                                      1994          1993
                                                                                   -----------  ------------
Continuing operations............................................................  $   877,000  $    436,000
Discontinued operations-income (loss) from operations............................      --            182,000
Discontinued operations-gain (loss) on disposition of discontinued operations and
 other costs.....................................................................     (211,000)      200,000
Extraordinary loss on early extinguishment of debt...............................      --            (72,000)
                                                                                   -----------  ------------
  Total provision................................................................  $   666,000  $    746,000
                                                                                   -----------  ------------
                                                                                   -----------  ------------

    The provision for income taxes in 1994 and 1993 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                    1994            1993
                                                                               --------------  --------------
Income tax at statutory rate.................................................  $    5,250,000  $    5,450,000
Utilization of net operating loss carryforwards..............................      (5,547,000)     (4,972,000)
State income tax, net of federal tax benefit.................................         159,000         153,000
Permanent book over tax, net of tax over book, differences on acquired
 assets......................................................................         910,000         108,000
Other, net...................................................................        (106,000)          7,000
                                                                               --------------  --------------
  Total provision............................................................  $      666,000  $      746,000
                                                                               --------------  --------------
                                                                               --------------  --------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The significant components of deferred tax assets and liabilities were as follows:

                                                                                     DECEMBER 31,
                                                                          ----------------------------------
                                                                                1994              1993
                                                                          ----------------  ----------------
Deferred tax assets:
  Net operating loss and investment tax credits carryforwards...........  $     87,546,000  $     92,319,000
  Self insurance accruals...............................................         2,941,000         3,731,000
  Inventories...........................................................         2,636,000         2,983,000
  Sale/leaseback transaction............................................         3,730,000         3,629,000
  Restructuring reserves................................................         1,316,000         1,998,000
  Employee benefits, including pensions.................................         4,150,000         3,759,000
  Warranty..............................................................         2,269,000         3,337,000
  Sales allowances......................................................         2,000,000         1,588,000
  Environmental matters.................................................         1,120,000           876,000
  Other.................................................................           900,000           212,000
                                                                          ----------------  ----------------
    Total deferred tax asset............................................  $    108,608,000  $    114,432,000
                                                                          ----------------  ----------------
Deferred tax liabilities:
  Depreciation..........................................................  $      3,510,000  $      4,044,000
  Other.................................................................         --                  366,000
                                                                          ----------------  ----------------
    Total deferred tax liabilities......................................  $      3,510,000  $      4,410,000
                                                                          ----------------  ----------------
    Net deferred tax asset before valuation allowance...................  $    105,098,000  $    110,022,000
    Valuation allowance.................................................      (105,098,000)     (110,022,000)
                                                                          ----------------  ----------------
    Net deferred tax asset..............................................  $      --         $      --
                                                                          ----------------  ----------------
                                                                          ----------------  ----------------

    The valuation allowance is associated primarily with net operating loss carryforwards. Such valuation allowance has been provided based on the inherent uncertainty of predicting the taxable income necessary to realize net deferred tax assets considering the Company's recent loss history and the cyclical nature of the businesses in which the Company operates. At December 31, 1994, the Company has available net operating loss carryforwards of up to $242,403,000 (of which $160,384,000 results from various acquisitions) which expire between 1996 and 2008 and investment tax credit carryforwards of $2,704,000 (which expire between 1995 and 2004) including up to $496,000 resulting from acquisitions.

    Tax returns for the years subsequent to 1990 are potentially subject to audit by the Internal Revenue Service.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

5.  FINANCIAL ARRANGEMENTS:

    The Company's debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                          1994       1993
                                                                                        ---------  ---------
                                                                                          (IN THOUSANDS OF
                                                                                              DOLLARS)
SENIOR DEBT
  Capitalized lease obligations, at interest rates from 7.3% to 12% (weighted average
   of 8.7%), due in varying amounts through 1998 (Note 6).............................  $   1,215  $   7,090
  Revolving credit agreement, interest at prime plus 2.0%.............................     --         14,883
  Note payable with interest at prime plus 2.0%.......................................     --         10,000
  Note payable with interest at prime plus 2.8%.......................................     --         10,000
  Notes/mortgages payable at various interest rates...................................        104        392
                                                                                        ---------  ---------
                                                                                        $   1,319  $  42,365
SUBORDINATED DEBT
  Subordinated notes with interest at the prime rate plus 13%.........................     --          1,838
  Subordinated notes with interest at 10.8%...........................................     --          3,062
  Subordinated notes with interest at 13.5%...........................................     --          2,700
                                                                                        ---------  ---------
                                                                                        $   1,319  $  49,965
  Less current portion................................................................        689     39,343
                                                                                        ---------  ---------
                                                                                        $     630  $  10,622
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    Scheduled maturities of the noncurrent poriton of long-term debt at December 31, 1994 are due as follows (in thousands of dollars):

                                             CAPITALIZED LEASE
                                                 OBLIGATION          OTHER           TOTAL
                                             ------------------  --------------  --------------
1996.......................................   $            500   $           54  $          554
1997.......................................                 70         --                    70
1998.......................................                  6         --                     6
                                             ------------------  --------------  --------------
                                              $            576   $           54  $          630
                                             ------------------  --------------  --------------
                                             ------------------  --------------  --------------

    In March 1994, the Company terminated previous financing agreements through the completion of a new Revolving Credit Agreement. The termination of these agreements resulted in the payment of termination fees and the write-off of unamortized loan costs related to these agreements. These amounts, net of a tax benefit of $72,000, have been included in the accompanying Consolidated Statement of Income (Loss) for 1993 under the caption "Extraordinary loss on early extinguishment of debt, less applicable income tax benefit."

    The new three year Revolving Credit Agreement with two banks provides for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes, of which $10,300,000 has been borrowed and approximately $13,000,000 of standby letters of credit are outstanding at December 31, 1994. Interest is at prime rate or at other alternate variable rates as provided within the agreement. This facility was collateralized principally by the Company's receivables and inventories; however, all collateral was released as the Company attained certain financial results for the first nine months of 1994. The weighted average interest rate on borrowings outstanding at December 31, 1994 was 8.5%. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Subsequent to the end of 1994, the Company entered into an amendment of the Revolving Credit Agreement. Under the terms of the amendment, interest rates have been reduced. In addition, the amendment provides for an increase in permitted capital expenditures for 1995 and allows the Company to accelerate preferred stock redemptions, pay dividends on Common Stock, repurchase Common Stock and permit limited acquisitions.

6.  LEASES:

  CAPITAL LEASES--

    The Company conducts a portion of its business in leased facilities, one of which is leased from a municipal agency under an Industrial Revenue Bond arrangement. The Company also leases various types of manufacturing, office and transportation equipment.

    Capital leases included in Plant and Equipment in the accompanying balance sheets are as follows:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1994       1993
                                                             ---------  ---------
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Land.......................................................  $     396  $     605
Buildings and improvements.................................      2,013      4,806
Machinery and equipment....................................      4,533      9,589
                                                             ---------  ---------
                                                             $   6,942  $  15,000
Less--Accumulated amortization.............................      4,353      9,595
                                                             ---------  ---------
                                                             $   2,589  $   5,405
                                                             ---------  ---------
                                                             ---------  ---------

    See Note 5 for information as to future debt payments relating to the above leases.

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1994       1993       1992
                                                 ---------  ---------  ---------
                                                    (IN THOUSANDS OF DOLLARS)
Minimum rentals................................  $   2,165  $   4,062  $   4,251
Contingent rentals.............................        657      1,084        916
                                                 ---------  ---------  ---------
                                                 $   2,822  $   5,146  $   5,167
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    Contingent rentals are composed primarily of truck fleet mileage charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    At December 31, 1994, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                    MINIMUM                 NET MINIMUM
                                                    ANNUAL      SUBLEASE      ANNUAL
                                                    RENTAL       RENTAL       RENTAL
                                                   PAYMENTS      INCOME      PAYMENTS
                                                  -----------  -----------  -----------
                                                        (IN THOUSANDS OF DOLLARS)
Year ending December 31,
  1995..........................................   $   1,549    $    (245)   $   1,304
  1996..........................................       1,535         (245)       1,290
  1997..........................................       1,456         (245)       1,211
  1998..........................................       1,420         (233)       1,187
  1999..........................................       1,131          (98)       1,033
  Later.........................................       2,493         (197)       2,296
                                                  -----------  -----------  -----------
                                                   $   9,584    $  (1,263)   $   8,321
                                                  -----------  -----------  -----------
                                                  -----------  -----------  -----------

7.  SERIES B PREFERRED STOCK:

    The Company has 2,000,000 shares of authorized preferred stock.

    Of this amount, 350,000 shares were designated as Series B Variable Rate Cumulative Preferred Stock 146,800 and 180,800 shares of which were outstanding at December 31, 1994 and 1993, respectively. The holder of the Series B Preferred Stock is entitled to receive cumulative quarterly dividends at variable rates, computed by multiplying $50 times 1/4 of the prime rate in effect on the first day of the quarter preceding the dividend date. The shares of Series B Preferred Stock are subject to redemption by the Company in whole or in part at any time by payment of the price of $51.50 per share plus accrued and unpaid dividends. The holder of the shares of Series B Preferred Stock shall be entitled to a liquidation preference in the amount of $50 per share plus accrued and unpaid cumulative dividends. Each share is entitled to one vote on all corporate matters upon which shareholders of the Company are entitled to vote. In addition, the affirmative vote of the holder of the Series B Preferred Stock is required for certain corporate transactions.

    In 1990, the Company entered into an agreement with the holder of the Series B Preferred Stock to revise the original schedule of redemption. The redemption amounts were payable in cash or, at the Company's option, in shares of the Company's Common Stock. If paid in shares of the Company's Common Stock, the value per share will be (1) its average closing price for the last ten or two trading days prior to the rescheduled redemption date (whichever average price is less), less (2) the lower of 10% of such average closing price or $1.00. In 1992, the holder of the Series B Preferred Stock agreed to extend the terms of this agreement and the Company agreed to amend and restate the certificate of designation of the Series B Preferred Stock to accelerate the scheduled mandatory redemption. The terms of this agreement provide for the redemption of the remaining outstanding shares as follows: semi-annual installments of 17,000 shares through November 30, 1998; and 10,800 shares on May 31, 1999. In 1993, the Company entered into an agreement with the holder to pay cash and subordinated notes for the past due redemption of the Series B Preferred Stock scheduled for November 30, 1992, as well as all scheduled dividends and redemptions from January 2, 1993 through January 2, 1995. This agreement was terminated at the end of 1993. Series B Preferred Stock redemptions subsequent to the end of 1993 may be satisfied through cash payments or, at the Company's option, shares of Common Stock as described above using the revised redemption schedule in the 1992 agreement described above. Future dividends will be paid in cash. In January 1993, the Company issued 127,296 shares of Common Stock to the holder of the Series B Preferred Stock in satisfaction of dividends declared prior to December 31, 1992. During 1993, the Company also issued subordinated notes ($3,144,000) and cash ($722,000) to satisfy redemptions of the Series B Preferred

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

Stock ($3,200,000) and dividends declared and paid ($666,000). Subordinated notes outstanding at December 31, 1993 which were issued in connection with the redemption of and dividends related to the Series B Preferred Stock were paid in full during 1994.

    Under the terms of the certificate of designation of the Series B Preferred Stock, holders of such stock are entitled to elect two members to the Board of Directors of the Company if the Company is in default of six full quarterly dividends or two mandatory redemptions.

    An additional 150,000 shares were designated in 1988 as Series C Cumulative Preferred Stock (see Note 8). The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1994.

8.  SERIES C PREFERRED STOCK:

    The Company has 150,000 shares designated as Series C Cumulative Preferred Stock, of which 115,000 and 129,000 shares were outstanding as of December 31, 1994 and 1993, respectively. Holders of the Series C Cumulative Preferred Stock are entitled to receive cumulative quarterly dividends at the annual rate of $10.81 per share and a liquidation preference in the amount of $100 per share plus accrued and unpaid cumulative dividends. In 1992, the holders of the Series C Cumulative Preferred Stock agreed to an amended redemption schedule. The outstanding shares are redeemable as follows: 25,000 shares on October 2, 1995 and 30,000 shares in October of each year thereafter. Each share is entitled to one vote on all corporate matters upon which shareholders of the Company are entitled to vote. In addition, the affirmative vote of the holders of the majority of the Series C Cumulative Preferred Stock, voting as a class, is required for certain corporate transactions. During 1991, the Company obtained an agreement with the holders that quarterly dividends through October 2, 1992 would be paid in shares of the Company's Common Stock.

    In 1993, the Company entered into an agreement with the holders to pay cash and subordinated notes for all scheduled dividends and redemptions from January 2, 1993 through January 2, 1995. This agreement was terminated at the end of 1993. Redemptions subsequent to the end of 1993, as well as dividends, will be paid in cash. In January 1993, the Company issued 202,688 shares of Common Stock to the holders of the Series C Cumulative Preferred Stock in satisfaction of dividends declared prior to December 31, 1992. During 1993, the Company also issued subordinated notes ($2,567,000) and cash ($1,060,000) to satisfy redemptions of the Series C Cumulative Preferred Stock ($2,100,000) and dividends declared and paid ($1,527,000). These notes were paid in full during 1994.

    The Company's failure to pay when due the October 2, 1992 dividend constituted a default in the payment of a dividend pursuant to the Series C Cumulative Preferred Stock certificate of designation. If the Company defaults in the payment of two additional quarterly dividends or any mandatory redemption, the Series C Cumulative Preferred Stock holders shall have the right to convert such shares into shares of common stock at a defined price based on market prices at that time. In addition, under such circumstances holders of such stock would be entitled to elect two members to the Board of Directors of the Company.

9.  COMMON STOCK AND OPTIONS:

    The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire ten years from the date of grant. There were no stock awards issued under this plan in 1994, 1993 or 1992. No stock appreciation rights have been granted to date under this plan. There are 160,799 options outstanding under this plan at December 31, 1994 and are included in the table below.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended on March 1, 1993, authorizes the issuance of up to 1,000,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company issued options to purchase 762,250 shares of the Company's Common Stock at prices between $1.50 and $12.50 per share. There are 523,550 options outstanding under this plan at December 31, 1994 and are included in the table below.

    In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan (the 1993 plan) which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company issued options to purchase 60,000 shares of the Company's Common Stock at $12.50 per share. All options issued are outstanding under this plan at December 31, 1994 and are included in the table below.

    Stock option transactions for 1993 and 1994 were as follows:

                                                             OPTIONS OUTSTANDING (SHARES)
                                                       ----------------------------------------   AVERAGE OPTION
                                                           NOT                                   PRICE AT DATE OF
                                                       EXERCISABLE   EXERCISABLE      TOTAL           GRANT
                                                       ------------  ------------  ------------  ----------------
Outstanding, December 31, 1992.......................      187,875       409,497       597,372      $     8.90
  Granted............................................      103,000        --           103,000            5.25
  Became exercisable.................................      (93,125)       93,125        --                2.89
  Exercised..........................................       --          (151,225)     (151,225)           5.19
  Expired............................................       --            --            --              --
  Terminated.........................................      (23,500)       (6,010)      (29,510)           5.33
                                                       ------------  ------------  ------------        -------
Outstanding, December 31, 1993.......................      174,250       345,387       519,637      $     9.45
  Granted............................................      318,500        --           318,500           12.50
  Became exercisable.................................     (124,750)      124,750        --                3.61
  Exercised..........................................       --           (74,713)      (74,713)           7.96
  Expired............................................       --              (375)         (375)          12.25
  Terminated.........................................       (7,000)      (11,700)      (18,700)          11.81
                                                       ------------  ------------  ------------        -------
Outstanding, December 31, 1994.......................      361,000       383,349       744,349      $    10.85
                                                       ------------  ------------  ------------        -------
                                                       ------------  ------------  ------------        -------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

10.  RETIREMENT, PENSION AND POSTRETIREMENT HEALTH PLANS:

    The Company sponsors several defined benefit pension plans which cover certain union and office employees. Benefits under these plans generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes.

    Effective January 1, 1994, the Company instituted an unfunded deferred compensation defined benefit pension plan called the Executive Retirement Plan. The noncontributory plan is designed to provide supplemental retirement benefits to certain executive officers of the Company as determined by the Board of Directors. Retirement benefits will be reduced by benefits received under the Target Benefit Plan described below.

    Net periodic pension costs as they relate to defined benefit plans for continuing operations were as follows:

                                                                                 DECEMBER 31,
                                                                        -------------------------------
                                                                          1994       1993       1992
                                                                        ---------  ---------  ---------
                                                                           (IN THOUSANDS OF DOLLARS)
Service cost..........................................................  $     652  $     411  $     405
Interest cost.........................................................      2,260      2,152      2,113
Actual loss (gain) on plan assets.....................................        327     (7,903)    (2,608)
Net amortization and deferral.........................................     (2,422)     6,090        609
                                                                        ---------  ---------  ---------
Net periodic pension cost.............................................  $     817  $     750  $     519
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Although the actual return on plan assets is shown, the expected long-term rate of return used in determining the net periodic pension cost in all years was approximately 7.5%. The difference between the actual return and the expected return is included in the "Net amortization and deferral" in the above table. The actuarial present value of benefits was determined using a discount rate of approximately 7.25% in 1994 and 1993 (8% in 1992). The rate of compensation increase used to measure the projected benefit obligation in two plans was approximately 5%. All other plans are based on current compensation levels.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The following table sets forth the funded status of the Company's defined benefits plans:

                                                                             DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                  1994                          1993
                                                      ----------------------------  ----------------------------
                                                      ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                                       ACCUMULATED     BENEFITS      ACCUMULATED     BENEFITS
                                                        BENEFITS     EXCEED ASSETS    BENEFITS     EXCEED ASSETS
                                                      -------------  -------------  -------------  -------------
                                                                      (IN THOUSANDS OF DOLLARS)
Plan assets at fair value...........................   $    19,724    $    10,971    $    17,173    $    16,187
                                                      -------------  -------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefits...................................   $    16,730    $    12,522    $    12,587    $    15,006
  Nonvested benefits................................           819            776            290            784
                                                      -------------  -------------  -------------  -------------
Accumulated benefit obligation......................   $    17,549    $    13,298    $    12,877    $    15,790
Effect of projected future compensation increases...         1,933        --             --               1,889
                                                      -------------  -------------  -------------  -------------
Projected benefit obligation........................   $    19,482    $    13,298    $    12,877    $    17,679
                                                      -------------  -------------  -------------  -------------
Plan assets in excess of (less than) projected
 benefit obligation.................................   $       242    $    (2,327)   $     4,296    $    (1,492)
Unrecorded net (gain) loss from past experience
 different from that assumed and effect of changes
 in assumptions.....................................         1,568           (300)        (2,041)           350
Unrecorded prior service cost.......................             1            700              1        --
Unrecognized net (asset) at date of initial
 application........................................        (1,405)          (968)        (1,249)        (1,596)
                                                      -------------  -------------  -------------  -------------
Prepaid (accrued) pension costs.....................   $       406    $    (2,895)   $     1,007    $    (2,738)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

    The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments at December 31, 1994 and 1993 include approximately 315,000 and 479,000 shares, respectively, of the Company's common stock.

    The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan for continuing operations were $255,000 in 1994, $252,000 in 1993 and $261,000 in 1992.

    The Company employees are also eligible to become participants in the Save Money and Reduce Taxes (SMART) plan. Prior to January 1, 1993, voluntary deposits by employees (up to 6% of their salaries) were matched by the Company on the basis of $1 for every $3 deposited. A portion of the voluntary deposits and all of the matching funds were used to purchase the Company's Common Stock for the account of the participating employees. The trustee is directed by each employee on how to invest the portion of the employee's deposit which was not required by the plan to be put toward the purchase of the Company's stock. The investment alternatives include a money market fund, two mutual funds, a fixed income fund and additional investment in the Company's stock. The Company's total contribution under this plan amounted to approximately $365,000 in 1992. Effective January 1, 1993, the Company terminated its matching contribution to the SMART plan. Under the revised provisions of this plan, employees can no longer purchase Company stock with their voluntary contributions. Employees may continue to invest their voluntary contribution in any of the other investment alternatives noted above. As of December 31, 1994 and 1993, assets of the SMART plan include approximately 532,000 and 630,000 shares, respectively, of the Company's common stock.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The Company has a noncontributory defined contribution plan (the Employee Stock Plan). All non-union employees not covered by pension plans are covered under the Employee Stock Plan. Company contributions were $450,000 in 1994 and $497,000 in 1992. No contribution was made in 1993.

    Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employee Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Employee investment alternatives include a money market fund, two mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service.

    Effective January 1, 1992, the Company implemented on an immediate recognition basis Statement of Financial Accounting Standards (SFAS) No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily for health care, be recognized in the financial statements during the employee's active working career. The Company's previous practice was to expense these net costs as incurred. The transition effect of adopting SFAS No. 106 on an immediate recognition basis as of January 1, 1992 resulted in a charge of $1,739,000 ($.21 per common share) to 1992 operating results. At December 31, 1994, the Company provides medical benefits for retirees and their spouses at one operating division and certain other individuals related to several discontinued operations. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 9% for retirees under age 65 (7.8% for retirees age 65 and older) in 1995 to 5.5% over 27 years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $47,000. The annual service costs would not be materially affected. The total cost for all plans amounted to $82,000 in 1994, ($782,000) in 1993 (net of a curtailment gain of approximately $1,000,000 included in discontinued operations) and $189,000 in 1992.

    The following table provides information on the status of these plans:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1994       1993
                                                                            ---------  ---------
                                                                               (IN THOUSANDS
                                                                                OF DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees and their dependents...........................................  $    (266) $    (505)
  Fully eligible active plan participants.................................        (26)       (19)
  Active employees not fully eligible.....................................       (395)      (423)
                                                                            ---------  ---------
Accumulated postretirement benefit obligation.............................  $    (687) $    (947)
Plan Assets...............................................................     --         --
Unrecognized prior service costs..........................................         15     --
Unamortized plan amendments...............................................     --         --
Unamortized net (gain) loss...............................................       (236)        55
                                                                            ---------  ---------
Accued postretirement benefit costs.......................................  $    (908) $    (892)
                                                                            ---------  ---------
                                                                            ---------  ---------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Net periodic postretirement benefit costs include the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1994       1993       1992
                                                                    ---------  ---------  ---------
                                                                       (IN THOUSANDS OF DOLLARS)
Service cost......................................................  $      31  $      58  $      55
Interest cost.....................................................         53        154        134
Amortization of unrecognized net (gain) loss......................         (3)        11     --
Amortization of prior plan amendment..............................          1     --         --
Curtailment (gain)................................................     --         (1,000)    --
Settlement (gain).................................................     --             (5)    --
                                                                    ---------  ---------  ---------
Net periodic postretirement benefit cost (benefit)................  $      82  $    (782) $     189
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Measurement of the accumulated postretirement benefit obligation was based on a discount rate of 8.0% in 1994, 7.5% in 1993 and 8% in 1992.

    During 1993, the Company provided $1,261,000 (included in "Other (income) expenses, net"-- see Note 13) for deferred compensation related to the retirement of certain executive officers of the Company.

11.  ENVIRONMENTAL, LEGAL AND CONTINGENT LIABILITIES:
  ENVIRONMENTAL MATTERS --

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

    Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), and other statutes, the United States
Environmental Protection Agency (EPA) and the states have the authority to impose liability on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Accordingly, the Company has been named as a potentially responsible party
(PRP), or may otherwise face potential liability for environmental remediation or cleanup, in connection with the sites described below that are in various stages of investigation or remediation.

    At one site, the Company is one of seven PRP's because of its apparent absentee ownership of four parcels of land from 1967 to 1969 which may have held part or all of one or more settling ponds operated by a tenant business. The Company has already paid $85,000 as its share of a settlement of an EPA demand for $415,000 in past response costs, and the EPA has sought payment from the PRP's of an additional $572,000 in response costs. The EPA has ordered the Company and one other PRP to undertake the design and construction of the remediation project. All PRP's have agreed to undertake the design and construction of the remediation project pursuant to a financial participation agreement. The EPA estimates the present value of the cost to implement its selected cleanup method to be approximately $1,868,900. The Company has accrued its estimated share of the remaining cleanup cost which is not considered significant. The Company has also filed a claim against its insurers.

    Pursuant to a Consent Decree entered into in November 1991 with the EPA, the Company has agreed to close and remediate a landfill leased by the Company and formerly used for the disposal of spent foundry sands. The Company established a reserve of $1,400,000 during 1990 and 1991 (of which approximately $750,000 for remediation has been spent through December 31, 1994) which it believes is adequate to cover the estimated cost of compliance with the Consent Decree.

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

    The Company is a defendant in two actions where a private party seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At one site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $1,500,000 from the Company and other defendants. The estimated present value of a remediation plan proposed by the state environmental agency is approximately $1,900,000. The Company has denied liability and asserted a counter-claim against plaintiff and cross-claims against the co-defendants.

    At the other site, which the Company owned from 1967 until 1978, the plaintiff, which owned the site from 1991 until 1993, filed suit seeking in excess of $472,000 from the Company and other former owners and operators for costs and damages allegedly incurred while cleaning up the property in preparation for sale. The Company and the other defendants have recently entered into an agreement with the plaintiff to settle all aspects of the litigation. The Company has accrued its share of the settlement. The Company has also filed claims against its insurers seeking indemnification against losses in this suit.

    The Company is in the process of investigating or has determined the need to perform environmental remediation or cleanup at certain manufacturing sites formerly operated and still owned by the Company. At the sites where the Company has determined that some remediation or cleanup will be required, the estimated cost for such remediation or cleanup was provided for in 1994 and 1993.

    At one site, located in Coldwater, Ohio, the Company had entered into an agreement with the purchaser of the White-New Idea business to sell the related real estate pending a favorable review of environmental matters. An independent consultant retained by the Company indicated cleanup costs could range from $500,000 to $5,300,000 for the Coldwater, Ohio facility. The Company has provided in 1994 and 1993 for amounts equal to the lower value of this range. The Company intends to seek financial participation from the prior owner of the facility for any cleanup costs as a significant portion of the environmental conditions existed prior to the Company's ownership of this facility. The purchaser of the White-New Idea business retained an independent consultant who had indicated estimated cleanup costs to be significantly greater than the above noted range. Further studies are planned to better define site conditions and necessary remediation.

    During 1994 and 1993 the Company made provisions of approximately $1,383,000 and $3,136,000, respectively, (no significant amounts in 1992) toward various environmental matters discussed above. At December 31, 1994, the Company has accruals, including those discussed above, of $3,693,000 (including amounts provided for within the restructuring reserve) for the estimated cost to resolve its potential liability with the above and other, less significant, matters. The above provisions and accruals exclude any potential recovery from insurers or other third parties. Additional liabilities are possible and the ultimate outcome of these matters may have a material effect on the financial position or results of operations in a future period. However, the Company believes the above accruals are adequate for the resolution of known environmental matters and that the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

  JUSTICE DEPARTMENT INVESTIGATION--

    During 1994, the Company learned the United States Department of Justice was investigating possible improper payments made in connection with a foreign sale by the Company's Cooper division in mid-1993. On August 5, 1993, the Company announced that a routine internal audit had uncovered a diversion of $350,000 to an account opened by a former employee of the Cooper division in Brady,

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Texas, and that up to $60,000 of this sum may possibly constitute improper payments to a foreign government. At that time, the Company voluntarily turned its findings over to the Department of Justice. The Company is cooperating fully with the authorities in resolving this matter.

  OTHER--

    In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,064,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment ($7,342,000) due May 22, 1996. The Company recorded this agreement as a long-term note receivable. This receivable is secured by the technology granted and is guaranteed by the purchaser. The license agreement contains a non-compete covenant by the Company as well as a covenant to refer to the purchaser relevant customer inquiries. The agreement provides that in the event of a violation of the covenant not to compete, the purchaser's royalty payments are reduced by approximately $8,000,000 and the purchaser is also entitled to actual damages. Through the end of the third quarter of 1994, the Company had received the required minimum quarterly payments, usually 30 days after the due date.

    During the fourth quarter of 1994, the purchaser withheld payment of the minimum quarterly payment beyond 30 days and asserted that the Company had violated the non-compete and non-referral covenants noted above. At December 31, 1994, the amount due the Company under this agreement was $8,052,000 (including $7,457,000 classified as "Notes receivable, due after one year") plus $285,000 of accrued interest. On March 10, 1995, an action was filed by the purchaser in the Circuit Court of Cook County, Illinois. After taking into consideration counsel's evaluation of the above facts, the Company is of the opinion that the outcome of this action would not have a significant adverse effect on the Company's consolidated financial statements.

    The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves ($2,790,000 and $4,258,000 at December 31, 1994 and 1993, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have a material effect on the financial position or results of operations in a future period. However, after consideration of relevant data (review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

    At December 31, 1994, the Company was contingently liable for approximately $1,898,000 primarily relating to outstanding letters of credit.

    During 1994, the Company entered into agreements with certain executive officers of the Company which provide that, if within one year following a defined change in ownership or control of the Company there shall be an involuntary termination of such executive's employment, or if there shall be defined patterns of activity during such period by the Company causing such executive to resign, then, subject to prevailing tax laws and regulations, the executive shall be entitled to payments equal to approximately three years' compensation.

    Subsequent to the end of 1994, the Company entered into an agreement with the purchaser of the Cooper business. As part of this agreement, the Company would be a co-applicant on a letter of credit in the amount of $4,252,000. The letter of credit secures the performance of the purchaser's obligation to manufacture five rigs and certain related spare parts against a specific foreign order. In exchange

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) for this arrangement, the Company has received all amounts due under the purchase agreement as well as a fee for expenses incurred in connection with this arrangement. In addition, the Company received additional collateral securing the letter of credit.

12.  OPERATIONS BY INDUSTRY SEGMENT:

    The  Company's   operations  involve   a   single  industry   segment,   the
manufacturing and sale of agricultural and industrial machinery and other products.

    Approximately 2%,8% and 6% of the Company's net sales from continuing operations in 1994, 1993 and 1992, respectively, were exported principally to Canada and Mexico.

    Approximately 14%, 25% and 24% of the Company's net sales from continuing operations in 1994, 1993 and 1992, respectively, were derived from sales to the three major U.S. automobile manufacturers.

13.  SUMMARY OF OTHER INCOME (EXPENSE):

    Other income (expense) consists of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1994       1993       1992
                                                                                  ---------  ---------  ---------
                                                                                     (IN THOUSANDS OF DOLLARS)
        Interest income.........................................................  $   1,293  $   1,832  $   1,994
        Goodwill amortization...................................................     (2,067)    (2,067)    (2,067)
        Loan cost expenses......................................................       (563)      (988)    (1,886)
        Rent income.............................................................         35         61        236
        Environmental related expenses..........................................       (410)    (1,486)      (266)
        Net gain on sales of operating and non-operating assets.................        222        462        397
        Loss on loan guarantee to affiliated company............................     --         --         (1,098)
        Deferred compensation (Note 10).........................................     --         (1,261)    --
        Litigation settlement...................................................     --           (650)    --
        Other miscellaneous.....................................................        292       (517)      (804)
                                                                                  ---------  ---------  ---------
                                                                                  $  (1,198) $  (4,614) $  (3,494)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

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

ITEM 11.  EXECUTIVE COMPENSATION

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Management Compensation" for information with respect to executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners.

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Outstanding Stock and Voting Rights", "Beneficial Owners" and "Principal Stockholders and Management Ownership" for information with respect to the ownership of certain beneficial owners of Common Stock, Series B Variable Rate Cumulative Preferred Stock and $10.81 Series C Cumulative Preferred Stock of the Company.

    (b)  Security Ownership of Management.

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the caption "Principal Stockholders and Management Ownership" for information with respect to the beneficial ownership by management of capital stock of the Company.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Included in Part II of this report:

       Report of Independent Accountants
       Consolidated statements of income (loss) for the years ended December 31, 1994, 1993 and
         1992
       Consolidated balance sheets as of December 31, 1994 and 1993
       Consolidated statements of cash flows for the years ended December 31, 1994, 1993 and 1992
       Consolidated statements of shareholders' investment for the years ended December 31, 1994,
         1993 and 1992
       Notes to consolidated financial statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

      Schedule II--Allowance for losses in collection for the years ended December 31, 1994, 1993 and 1992

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

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

  EXHIBIT NO.    NAME OF EXHIBIT
- ---------------  --------------------------------------------------------------------------------------
      10a        Material Contract--Allied Products Corporation Executive Retirement Plan.
      10b        Material Contract--Executive  Officer's Agreement  in Event  of Change  in Control  or
                   Ownership of Allied Products Corporation.
      10c        Material Contract--Second Amendment to Credit Agreement.
      10d        Material Contract--Allied Products Corporation Combined Retirement Plan.
      10e        Material  Contract--Bush  Hog  Segment  of the  Allied  Products  Corporation Combined
                   Retirement Plan.
      10f        Material  Contract--Verson  Segment  of  the  Allied  Products  Corporation   Combined
                   Retirement Plan.
      10g        Material  Contract--Littell  Segment  of  the  Allied  Products  Corporation  Combined
                   Retirement Plan.
      21         Subsidiaries of the Registrant.
      23         Consents of Independent Accountants.
      24         Powers of Attorney.
      27         Financial Data Schedule.

    Reference is made to Note 1 of Notes to Consolidated Financial Statements regarding the computation of earnings per share. Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1994.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II--ALLOWANCE FOR LOSSES IN COLLECTION
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(IN THOUSANDS OF DOLLARS)

                                              1994       1993       1992
- ---------------------------------------------------------------------------
Balance at beginning of year..............  $   1,996  $   2,914  $   3,108
Add (deduct)--
  Provision charged to income.............        256        229      1,346
  Receivables  charged  off as  bad debts,
   net of recoveries......................       (731)    (1,147)    (1,540)
                                            ---------  ---------  ---------
Balance at end of year....................  $   1,521  $   1,996  $   2,914
                                            ---------  ---------  ---------
                                            ---------  ---------  ---------

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

                                          ALLIED PRODUCTS CORPORATION
                                                       (Registrant)

                                                              RICHARD A. DREXLER
                                          BY:
                                      ------------------------------------------

                                              RICHARD A. DREXLER, CHAIRMAN,
                                                      PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER
Date: March 13, 1995

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

                                           *                       [RICHARD A. DREXLER]
                                                      ----------------------------------------------
                                                        Richard A. Drexler, CHAIRMAN, PRESIDENT AND
                                                             CHIEF EXECUTIVE OFFICER; DIRECTOR

                                           *                         [JAMES J. HAYDEN]
                                                      ----------------------------------------------
                                                       James J. Hayden, EXECUTIVE VICE PRESIDENT AND
                                                             CHIEF FINANCIAL OFFICER; DIRECTOR

                                           *                         [ROBERT J. FLECK]
                                                      ----------------------------------------------
                                                              Robert J. Fleck, VICE PRESIDENT
                                                                  --ACCOUNTING AND CHIEF
                                                                    ACCOUNTING OFFICER
March 13, 1995

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

                                           *                       [WILLIAM D. FISCHER]
                                                      ----------------------------------------------
                                                                    William D. Fischer,
                                                                         DIRECTOR

                                           *                       [STANLEY J. GOLDRING]
                                                      ----------------------------------------------
                                                                   Stanley J. Goldring,
                                                                         DIRECTOR

                                           *                          [JOHN E. JONES]
                                                      ----------------------------------------------
                                                                      John E. Jones,
                                                                         DIRECTOR

                                           *                          [JOHN W. PUTH]
                                                      ----------------------------------------------
                                                                       John W. Puth,
                                                                         DIRECTOR

                                           *                        [MITCHELL I. QUAIN]
                                                      ----------------------------------------------
                                                                    Mitchell I. Quain,
                                                                         DIRECTOR

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

44