Form 10-Q
period 1995-03-31
ALLIED PRODUCTS CORP /DE/
filed 1995-05-15
CIK 3941

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM_____TO____

                  COMMISSION FILE NUMBER 1-5530

                  ALLIED PRODUCTS CORPORATION
 -----------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





         DELAWARE                                      38-0292230
- ------------------------------------           ---------------------
  (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                 NUMBER)


10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- -----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 454-1020


                                NOT APPLICABLE
         -------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
               YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES X NO
                                      ----  ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 9,104,482 COMMON SHARES, $.01 PAR VALUE, AS OF APRIL 30, 1995.

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                              INDEX


     PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

               INTRODUCTION

               CONSOLIDATED BALANCE SHEETS-
                 March 31, 1995 and December 31, 1994

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                 Three Months Ended March 31, 1995 and 1994

               CONSOLIDATED STATEMENTS OF CASH FLOWS-
                 Three Months Ended March 31, 1995 and 1994

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

The results of operations for the three month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1995 AND DECEMBER 31, 1994
                                (UNAUDITED)
                                  ASSETS

                                                            3/31/95                  12/31/94
                                                         ------------             ------------
Current Assets:
  Cash and cash equivalents                             $  15,775,000             $   1,654,000
                                                        -------------             -------------
  Notes and accounts receivable, less allowances of
   $1,219,000 and $1,521,000, respectively              $  61,105,000             $  46,267,000
                                                        -------------             -------------
  Inventories:
     Raw materials                                      $  13,157,000             $  11,556,000
     Work in process                                       22,317,000                16,437,000
      Finished goods                                       18,540,000                20,462,000
                                                        -------------             -------------
                                                        $  54,014,000             $  48,455,000
                                                        -------------             -------------
  Prepaid expenses                                      $     526,000             $     456,000
                                                        -------------             -------------
           Total current assets                         $ 131,420,000             $  96,832,000
                                                        -------------             -------------

 Plant and Equipment, at cost:
    Land                                                $   2,330,000             $   2,311,000
    Buildings and improvements                             37,284,000                34,252,000
    Machinery and equipment                                42,001,000                40,126,000
                                                        -------------             -------------

                                                        $  81,615,000             $  76,689,000
   Less- Accumulated depreciation and amortization         47,283,000                46,128,000
                                                        -------------             -------------
                                                        $  34,332,000             $  30,561,000
                                                        -------------             -------------
 Other Assets:
    Notes receivable, due after one year                $   7,424,000             $   7,658,000
    Deferred charges (goodwill), net of amortization       14,109,000                14,626,000
    Other                                                     781,000                   878,000
                                                        -------------             -------------
                                                        $  22,314,000             $  23,162,000
                                                        -------------             -------------

                                                        $ 188,066,000             $ 150,555,000
                                                        -------------             -------------
                                                        -------------             -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1995 AND DECEMBER 31, 1994
                                      (UNAUDITED)

                        LIABILITIES AND SHAREHOLDERS'INVESTMENT

                                                                                   3/31/95           12/31/94
                                                                                 -------------    --------------
Current Liabilities:
  Revolving credit agreement                                                    $   23,200,000   $   10,300,000
  Current portion of long-term debt                                                    654,000          689,000
  Accounts payable                                                                  41,147,000       20,475,000
  Accrued expenses                                                                  30,020,000       31,837,000
                                                                                 --------------   --------------

               Total current liabilities                                        $   95,021,000   $   63,301,000
                                                                                 --------------   --------------
Long-term debt, less current portion shown above                                $      390,000   $      630,000
                                                                                 --------------   --------------
Other long-term liabilities                                                     $    2,536,000   $    2,622,000
                                                                                 --------------   --------------
Redeemable preferred stock: $10.81 Series C Cumulative Preferred
 Stock; stated value $100 per share, authorized 150,000 shares;
 issued and outstanding 115,000 shares at March 31, 1995 and
 December 31, 1994, respectively                                                $   11,500,000   $   11,500,000
                                                                                 --------------    --------------
Commitments and Contingencies

Shareholders' Investment:

  Preferred Stock -
    Series B Variable Rate Cumulative Preferred Stock, stated
      value $50 per share; authorized 350,000 shares; issued and outstanding 146,800 shares at March 31, 1995 and December
      31, 1994, respectively                                                    $    7,340,000   $    7,340,000

    Undesignated - authorized 1,500,000 shares; none issued                                 --               --

  Common Stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 9,104,482 shares
    at March 31, 1995 and December 31, 1994, respectively                               91,000           91,000

  Additional paid-in capital                                                        92,080,000       92,146,000

  Retained earning (deficit)                                                       (20,892,000)     (27,075,000)
                                                                                 --------------    -------------
                                                                                $   78,619,000   $   72,502,000
                                                                                 --------------    -------------
                                                                                $  188,066,000   $  150,555,000
                                                                                 --------------   --------------
                                                                                 --------------   --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                       1995               1994
                                                                  ---------------     ---------------
Net sales from continuing operations                               $  67,588,000       $  59,214,000
Cost of products sold                                                 51,742,000          43,987,000
                                                                  ---------------     ---------------
     Gross profit                                                  $  15,846,000       $  15,227,000
                                                                  ---------------     ---------------
Other costs and expenses:
  Selling and administrative expenses                              $   9,006,000       $   8,276,000
  Interest expense                                                       451,000           1,054,000
  Other (income) expense, net                                           (524,000)            384,000
                                                                  ---------------     ---------------
                                                                   $   8,933,000       $   9,714,000
                                                                  ---------------     ---------------
Income before taxes from continuing operations                     $   6,913,000       $   5,513,000
Provision for income taxes                                               263,000             216,000
                                                                  ---------------     ---------------
Income from continuing operations                                  $   6,650,000       $   5,297,000

Discontinued operations - (loss) on disposition of discontinued
   operations and other costs, net of tax                                     --          (1,949,000)
                                                                  ---------------     ---------------
Net income                                                         $   6,650,000       $   3,348,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------
Net income applicable to common stock                              $   6,183,000       $   2,864,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------
Earning (loss) per common share:
   Continuing operations                                           $         .68       $         .53
   Discontinued operations                                                    --       (         .21)
                                                                  ---------------     ---------------
   Income per common share                                         $         .68       $         .32
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

Average number of common shares outstanding                            9,104,000           9,096,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND  1994
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                        1995                1994
                                                                                  -------------       -------------
Cash Flows from Operating Activities:
    Net income                                                                    $   6,650,000       $   3,348,000
    Adjustment to reconcile net income to net cash provided from
      (use for) operating activities:
       Provision for loss on dispostion of discontined operation                             --           1,000,000
       Depreciation and amortization                                                  1,297,000           1,351,000
       Amortization of deferred charges and (credits), net                              517,000             517,000
       Changes in noncash assets and liabilities, net of effects of assets/businesses sold and noncash transactions:
          (Increase) in accounts receivable                                         (14,968,000)        (15,906,000)
          (Increase) decrease in inventories                                         (5,559,000)          2,757,000
          (Increase) decrease in prepaid expenses                                       (70,000)            764,000
          Increase (decrease) in accounts payable and accrued expenses               18,312,000          (3,152,000)
       Other, net                                                                      (839,000)           (276,000)
                                                                                  -------------       -------------
    Net cash provided from (used for) operating activities                        $   5,340,000       $  (9,597,000)
                                                                                  -------------       -------------
Cash Flows from Investing Activities:
    Additions to plant and equipment                                              $  (5,082,000)      $  (1,165,000)
    Proceeds from sales of plant and equipment                                        1,229,000              78,000
                                                                                  -------------       -------------
    Net cash provided from (used for) investing activities                        $  (3,853,000)      $  (1,087,000)
                                                                                  -------------       -------------
Cash Flows from Financing Activities:
    Borrowing under the revolving credit agreement                                $  28,700,000       $  20,000,000
    Borrowing under the revolver loan agreements                                             --          29,243,000
    Payments under the revolver loan agreements                                              --         (48,508,000)
    Payment under the revolving credit agreement                                    (15,800,000)                 --
    Payment of long-term debt                                                          (276,000)        (29,989,000)
    Payment of preferred stock dividend                                                      --            (484,000)
    Stock option transations                                                             10,000              94,000
                                                                                  -------------       -------------
    Net cash provided from (used for) financing activities                        $  12,634,000       $ (29,644,000)
                                                                                  -------------       -------------
Net increase (decrease) in cash and cash equivalents                              $  14,121,000       $ (40,328,000)
Cash and cash equivalents at beginning of year                                        1,654,000          44,416,000
                                                                                  -------------       -------------
Cash and cash equivalents                                                         $  15,775,000       $   4,088,000
                                                                                  -------------       -------------
                                                                                  -------------       -------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ACCRUED EXPENSES
     The Company's accrued expenses consist of the following:

                                                   3/31/95          12/31/94
                                                 -----------       -----------
Salaries and wages                               $ 6,299,000       $ 4,678,000
Warranty                                           5,978,000         5,817,000
Self insurance accruals                            4,878,000         6,522,000
Restructuring and other facility close
   down costs                                      2,945,000         3,373,000
Pensions, including retiree health                 4,248,000         4,985,000
Taxes, other than income taxes                     1,566,000         1,288,000
Environmental matters                              2,696,000         3,045,000
Other                                              1,410,000         2,129,000
                                                 -----------       -----------
                                                 $30,020,000       $31,837,000
                                                 -----------       -----------
                                                 -----------       -----------

(2)  EARNINGS PER COMMON SHARE
          Earnings per common share in the first quarter of 1995 and 1994 is based on the average number of common shares outstanding (9,104,000 and 9,096,000, respectively) after reducing net income for preferred dividend requirements ($467,000 and $484,000 for the three months ended March 31, 1995 and 1994, respectively). The assumed exercise of stock options would not result in material dilution for the quarters ended March 31, 1995 and 1994.

(3)  DISPOSITION/SALES OF ASSETS
          Income from continuing operations in the first quarter of 1995 includes gains of approximately $1,200,000 from the sales of non-operating assets.

          During the first quarter of 1994, the Company recorded a provision of $1,000,000 for the estimated loss on the disposition of its Cooper division which was sold in the second quarter of 1994. The provision has been included in the Consolidated Statements of Income (Loss) in the first quarter 1994 as "Discontinued operations - (loss) on disposition of discontinued operations and other costs, net of tax"

(4)  RESTRUCTURING COSTS
          During the first quarter of 1995 and 1994, expenditures of approximately $382,000 and $1,129,000, respectively, were charged against the provision for restructuring cost established prior to 1994.

(5)  FINANCIAL ARRANGEMENTS
          During the first quarter of 1995, the Company entered into an amendment of the Revolving Credit Agreement. Under the terms of the amendment, interest rates have been reduced. In addition, the amendment provides for an increase in permitted capital expenditures for 1995 and allows the Company to accelerate preferred stock redemption, pay dividends on Common Stock, repurchase Common Stock and permit limited acquisitions.

(6)  PENSION PLAN
          During the first quarter of 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employees Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Employee investment alternatives include a money market fund, two mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service.

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

          During the first quarter of 1995, the Company entered into an agreement with the purchaser of the Cooper business. As part of this agreement, the Company agreed to be a co-applicant on a letter of credit in the amount of $4,252,000. The letter of credit secures the performance of the purchasers's obligation to manufacture five rigs and certain related spare parts against a specific foreign order. In exchange for this arrangement, the Company has received all amounts due under the purchase agreement as well as a fee for expenses incurred in connection with this arrangement. In addition, the Company received additional collateral securing the letter of credit.

          At March 31, 1995, the Company was contingently liable for approximately $10,775,000 primarily relating to outstanding letters of credit.

(8)  INCOME TAXES
          The provision for income taxes in the first quarter of 1995 and 1994 is $263,000 and $145,000, respectively. The allocation of the provision for income taxes in the first quarter Consolidated Statements of Income
     (Loss) include the following:

                                                      1995              1994
                                                    --------          --------
     Continuing operations                          $263,000          $216,000
     Discontinued operations                              --           (71,000)
                                                    --------          --------
               Total provision                      $263,000          $145,000
                                                    --------          --------
                                                    --------          --------

          The provision for income taxes in the first quarter of 1995 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                     1995              1994
                                                 -----------       -----------
     Income tax at statutory rates               $ 2,420,000       $ 1,223,000
     Utilization of net operating loss
        carryforwards                             (2,370,000)       (1,305,000)
     Permanent book over tax, net of tax over
        book, differences on acquired assets         227,000           227,000
     Other                                           (14,000)               --
                                                 -----------       -----------
               Total provision                   $   263,000       $   145,000
                                                 -----------       -----------
                                                 -----------       -----------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net sales from continuing operations in the first quarter of 1995 were $67,588,000 compared to net sales from continuing operations of $59,214,000 in the first quarter of 1994. Income from continuing operations and net income was $6,650,000 in the first quarter of 1995 compared to income from continuing operations of $5,297,000 and net income of $3,348,000 reported in the first quarter of the prior year.

Net sales at the Bush Hog division increased 4% in the first quarter of 1995 compared to the first quarter of 1994. The increase was primarily related to the loader product line where the market for this product continues to expand. New product sales (principally back hoes) also contributed to the increased sales volume in the first quarter of 1995. These increases were partially offset by the effects of lower disc mower sales in the first quarter of the current year. Gross profits and gross profit margins have decreased in the first quarter of 1995 compared to the first quarter of the prior year. These decreases were associated with decreased labor efficiency and increased manufacturing costs (primarily insurance related to increased employment levels, product sales and rates) due to continued near capacity levels of production in the current quarter. Shipping costs also increased due to the effect of increased sales.

At the Verson division, net sales increased by over 28% in the first quarter of 1995 compared to the first quarter of 1994. The majority of the increase was related to the press product line. Parts sales have also increased in the first quarter of 1995. Gross profits increased in the 1995 first quarter principally due to the favorable effects of the increased sales volume noted above. Gross profit margins have decreased in 1995. This decrease was related to the mix of products sold, increased sub-contracting costs related to press components and increased labor costs (overtime) necessary to meet delivery schedules of manufactured presses. It is anticipated that those expenses will be reduced in future quarters.

At the Coz division, net sales increased 17% in the first quarter of 1995 compared to the first quarter of 1994. While sales have increased in all product lines, the most significant increases were related to brokered products and compounded materials. Approximately half of this increase was associated with increased sales volume in 1995. The remaining portion of the increase was associated with increased selling prices since the prior year's first quarter. The price of basic raw materials has increased significantly in the last 12 months. These cost increases have been passed on to customers in the form of increased selling prices. Gross profits have increased at the Coz division, primarily due to the increased sales volume noted above. Margins have remained constant as the division continues to pass on cost increases, primarily in the area of material costs. It is anticipated that material cost increases will stabilize in the next several months and may ultimately reverse themselves in future periods.

Selling and administrative expenses were $9,006,000 (13.3% of net sales from continuing operations) in the first quarter of 1995 and $8,276,000 (14.0% of net sales from continuing operations) in the first quarter of the prior year. In terms of actual dollars, selling expenses remained constant in the first quarter of 1995. The majority of the increase in net sales was related to non-commissioned products. The increase in administrative expenses in 1995 was primarily related to the expenses associated with provisions for the new Target Benefit (effective January 1, 1995) and Executive Retirement (approved in the fourth quarter of 1994) pension plans. Additional separation expenses were also provided for in the first quarter of 1995 as a result of the resignation of a Corporate officer.

The decrease in interest expense ($451,000 in the first quarter of 1995 compared to $1,054,000 in the first quarter of the prior year) was directly related to reduced borrowing levels and lower effective interest rates in the current year. In March 1994, the Company terminated certain financing agreements and replaced them with a Revolving Credit Agreement which provided for a decreased effective interest rate.

Other income in the first quarter of 1995 was $524,000 compared to other expense of $384,000 in the first quarter of the prior year. The current year's quarter included a gain of approximately $1,200,000 related to the sale of an idle facility. Loan costs have also decreased in the current year. These increases in other income were partially offset by increased idle facility/operations expenses and decreased interest income.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 1995 was $36,399,000 (current ratio of 1.38 to 1.0) versus working capital of $33,531,000 (current ratio of 1.53 to 1.0) at December 31, 1994. Net receivables have increased by almost $15,000,000 since the end of 1994. The majority of the increase was related to the Bush Hog division. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the products by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. Inventory levels have increased by approximately $5,600,000 since the end of 1994. The vast majority of this increase was related to the Verson division where purchasing of materials has begun on a large press order for delivery in 1996. Payable levels have increased by over $20,000,000 since the end of 1995. The most significant increase was related to the Verson division where net deposits associated with press orders have increased by over $15,000,000 since the end of 1994. The increase in the revolver loan balance ($12,900,000 since the end of 1994) was associated with increased production at all operations in the first quarter of 1995. Subsequent to the end of the first quarter, the Company reduced the borrowings under this agreement by over $20,000,000.

Major fixed asset additions include building additions at the Verson division (to expand assembly areas) and a new paint system at the Bush Hog division. Proceeds to finance these additions include current operating cash flow and borrowing under the Revolving Credit Agreement.

As of March 31, 1995, the Company had cash balances of $15,775,000 and additional funds of $11,800,000 available under its Revolving Credit Agreement. The Company anticipates positive cash flows in the second quarter of 1995, principally from the collection of the Bush Hog receivables and the receipt of significant progress payments (in excess of $20,000,000) associated with presses in production. The Company believes that its expected operating cash flow and funds available under its Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first quarter of 1995, the Company has been in compliance with all provisions of loan agreements in effect.

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 31, 1995

                                 EXHIBIT  INDEX




NUMBER                                       DESCRIPTION
- ------                                       -----------
  27                                    FINANCIAL DATA SCHEDULE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALLIED PRODUCTS CORPORATION
                                 -------------------------------------
                                             (REGISTRANT)




May 12, 1995                     Kenneth B. Light
- ------------                     -----------------------------------------------
                                 Kenneth B. Light,
                                  Executive Vice President, Chief Financial &
                                  Administrative Officer; Director



May 12, 1995                     Robert J. Fleck
- ------------                     -----------------------------------------------
                                 Robert J. Fleck,
                                  Vice President - Accounting & Chief Accounting Officer