Form 10-Q
period 1995-06-30
ALLIED PRODUCTS CORP /DE/
filed 1995-08-11
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from     to
                                                  -----  ----

                          COMMISSION FILE NUMBER 1-5530

                           ALLIED PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)




            DELAWARE                                      38-0292230
- -------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
                      ---   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,139,482 common shares, $.01 par value, as of July 31, 1995.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION
        ---------------------

       ITEM 1. FINANCIAL STATEMENTS

              INTRODUCTION

              CONSOLIDATED BALANCE SHEETS-
                June 30,1995 and December 31, 1994

              CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                Three and Six Months Ended June 30, 1995 and 1994

              CONSOLIDATED STATEMENTS OF CASH FLOWS-
                Six Months Ended June 30, 1995 and 1994

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


       PART II. OTHER INFORMATION
                -----------------

              ITEM 1. NOT APPLICABLE

              ITEM 2. NOT APPLICABLE

              ITEM 3. NOT APPLICABLE

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              ITEM 5. NOT APPLICABLE

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES
- ----------

EXHIBIT INDEX
- -------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


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


The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)
                                     ASSETS


                                                               6/30/95               12/31/94
                                                            ---------------     ---------------

Current Assets:

  Cash and cash equivalents                                 $     1,001,000     $     1,654,000
                                                            ---------------     ---------------
  Notes and accounts receivable, less allowances of
    $1,135,000 and $1,521,000, respectively                 $    54,847,000     $    46,267,000
                                                            ---------------     ---------------

  Inventories:
    Raw materials                                           $    14,134,000     $    11,556,000
    Work in process                                              27,336,000          16,437,000
    Finished goods                                               19,085,000          20,462,000
                                                            ---------------     ---------------
                                                            $    60,555,000     $    48,455,000
                                                            ---------------     ---------------

  Prepaid expenses                                          $       604,000     $       456,000
                                                            ---------------     ---------------

          Total current assets                              $   117,007,000     $    96,832,000
                                                            ---------------     ---------------

Plant and Equipment, at cost:
  Land                                                      $     2,298,000     $     2,311,000
  Buildings and improvements                                     40,798,000          34,252,000
  Machinery and equipment                                        43,424,000          40,126,000
                                                            ---------------     ---------------
                                                            $    86,520,000     $    76,689,000
 Less- Accumulated depreciation and amortization                 48,675,000          46,128,000
                                                            ---------------     ---------------

                                                            $    37,845,000         $30,561,000
                                                            ---------------     ---------------

Other Assets:
  Notes receivable, due after one year                      $     7,426,000     $     7,658,000
  Deferred charges (goodwill), net of amortization               13,592,000          14,626,000
  Other                                                             701,000             878,000
                                                            ---------------     ---------------

                                                            $    21,719,000     $    23,162,000
                                                            ---------------     ---------------

                                                            $   176,571,000     $   150,555,000
                                                            ---------------     ---------------
                                                            ---------------     ---------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                    6/30/95            12/31/94
                                                               ---------------     ---------------
Current Liabilities:
  Revolving credit agreement                                   $     2,000,000     $    10,300,000
  Current portion of long-term debt                                    628,000             689,000
  Accounts payable                                                  49,586,000          20,475,000
  Accrued expenses                                                  30,941,000          31,837,000
                                                               ---------------     ---------------

            Total current liabilities                          $    83,155,000     $    63,301,000
                                                               ---------------     ---------------

Long-term debt, less current portion shown above               $       339,000     $       630,000
                                                               ---------------     ---------------

Other long-term liabilities                                    $     2,128,000     $     2,622,000
                                                               ---------------     ---------------

Redeemable preferred stock: $10.81 Series C Cumulative
  Preferred Stock; stated value $100 per share, authorized
  150,000 shares; issued and outstanding 115,000 shares at
  June 30, 1995 and December 31, 1994, respectively            $    11,500,000     $    11,500,000
                                                               ---------------     ---------------

Commitments and Contingencies

Shareholders'  Investment:
  Preferred Stock -
    Series B Variable Rate Cumulative Preferred Stock,
     stated value $50 per share; authorized 350,000
     shares; issued and outstanding none and 146,800
     shares at June 30, 1995 and December 31, 1994,
     respectively                                              $          -        $     7,340,000

    Undesignated - authorized 1,500,000 shares; none issued                -                  -

  Common Stock, par value $.01 per share; authorized
    25,000,000 shares; issued and outstanding 9,139,482 and
    9,104,482 shares at June 30, 1995 and December 31, 1994,
    respectively                                                        91,000              91,000

  Additional paid-in capital                                        93,224,000          92,146,000

  Retained earning (deficit)                                       (13,866,000)        (27,075,000)
                                                               ---------------     ---------------

                                                               $    79,449,000     $    72,502,000
                                                               ---------------     ---------------

                                                               $   176,571,000     $   150,555,000
                                                               ---------------     ---------------
                                                               ---------------     ---------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND  1994
                                   (UNAUDITED)


                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                 1995           1994
                                                             -------------  ------------
Net sales from continuing operations                          $64,328,000    $57,255,000

 Cost of products sold                                         47,503,000     41,467,000
                                                              -----------    -----------
     Gross profit                                             $16,825,000     15,788,000
                                                              -----------    -----------
 Other costs and expenses:
     Selling and administrative expenses                      $ 8,864,000      7,652,000
     Interest expense                                             223,000        469,000
     Other (income) expense, net                                 (167,000)       409,000
                                                              -----------    -----------
                                                              $ 8,920,000    $ 8,530,000
                                                              -----------    -----------
 Income before taxes from continuing operations               $ 7,905,000    $ 7,258,000
 Provision for income taxes                                       228,000        266,000
                                                              -----------    -----------
 Income from continuing operations                            $ 7,677,000    $ 6,992,000
 Discontinued operations - (loss) on disposition of
  discontinued operations and other costs, net of tax               -         (1,001,000)
                                                              -----------    -----------
 Net income                                                   $ 7,677,000    $ 5,991,000
                                                              -----------    -----------
                                                              -----------    -----------
 Net income applicable to common stock                        $ 7,255,000    $ 5,524,000
                                                              -----------    -----------
                                                              -----------    -----------
 Earnings (loss) per common share:
    Primary-
       Continuing operations                                  $       .77    $       .72
       Discontinued operations                                        -             (.11)
                                                              -----------    -----------
       Income per common share                                $       .77    $       .61
                                                              -----------    -----------
                                                              -----------    -----------
    Fully Diluted -
       Continuing operations                                  $       .77    $       .72
       Discontinued operations                                        -             (.11)
                                                              -----------    -----------
       Income per common share                                $       .77    $       .61
                                                              -----------    -----------
                                                              -----------    -----------

 Weighted average shares outstanding:
       Primary                                                  9,416,000      9,104,000
                                                              -----------    -----------
                                                              -----------    -----------
       Fully Diluted                                            9,420,000      9,104,000
                                                              -----------    -----------
                                                              -----------    -----------

Dividends per common share                                    $      .025    $      -
                                                              -----------    -----------
                                                              -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND  1994
                                    (UNAUDITED)

                                                              Six Months Ended June 30,
                                                              --------------------------
                                                                 1995           1994
                                                              ------------  ------------
 Net sales from continuing operations                         $131,916,000  $116,469,000
 Cost of products sold                                          99,245,000    85,454,000
                                                              ------------  ------------
         Gross profit                                         $ 32,671,000  $ 31,015,000
                                                              ------------  ------------
 Other costs and expenses:
     Selling and administrative expenses                      $ 17,870,000  $ 15,928,000
     Interest expense                                              674,000     1,523,000
     Other (income) expense, net                                  (691,000)      793,000
                                                              ------------  ------------
                                                              $ 17,853,000  $ 18,244,000
                                                              ------------  ------------
 Income before taxes from continuing operations               $ 14,818,000  $ 12,771,000
 Provision for income taxes                                        491,000       482,000
                                                              ------------  ------------
 Income from continuing operations                            $ 14,327,000  $ 12,289,000
 Discontinued operations - (loss) on disposition of
  discontinued operations and other costs, net of tax                 -       (2,950,000)
                                                              ------------  ------------
 Net income                                                   $ 14,327,000  $  9,339,000
                                                              ------------  ------------
                                                              ------------  ------------
 Net income applicable to common stock                        $ 13,438,000  $  8,388,000
                                                              ------------  ------------
                                                              ------------  ------------
 Earnings (loss) per common share:
    Primary-
       Continuing operations                                  $       1.43  $       1.24
       Discontinued operations                                         -            (.32)
                                                              ------------  ------------
       Income per common share                                $       1.43  $        .92
                                                              ------------  ------------
                                                              ------------  ------------
    Fully Diluted -
       Continuing operations                                  $       1.43  $       1.24
       Discontinued operations                                         -            (.32)
                                                              ------------  ------------
       Income per common share                                $       1.43  $        .92
                                                              ------------  ------------
                                                              ------------  ------------

 Weighted average  shares outstanding:
      Primary                                                    9,370,000     9,099,000
                                                              ------------  ------------
                                                              ------------  ------------
      Fully Diluted                                              9,413,000     9,099,000
                                                              ------------  ------------
                                                              ------------  ------------
Dividends per common share                                    $       .025  $        -
                                                              ------------  ------------
                                                              ------------  ------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

               ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND  1994
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                 ---------------------------
                                                                      1995          1994
                                                                 -------------  -------------
Cash Flows from Operating Activities:
    Net income                                                    $ 14,327,000   $  9,339,000
    Adjustments to reconcile net income to net cash provided
      from (used for) operating activities:
       Provision for loss on disposition of discontinued
         operation                                                         -         (135,000)
       Depreciation and amortization                                 2,585,000      2,731,000
       Amortization of deferred charges                              1,034,000      1,034,000
       Changes in noncash assets and liabilities, net of
         effects of assets/businesses sold and noncash
         transactions:
         (Increase) in accounts receivable                          (9,114,000)    (16,603,000)
          (Increase) decrease in inventories                       (12,100,000)      7,457,000
          (Increase) decrease in prepaid expenses                     (148,000)        611,000
          Increase (decrease) in accounts
            payable and accrued expenses                            27,811,000      (6,886,000)
       Other, net                                                     (922,000)        (30,000)
                                                                  ------------     -----------
    Net cash provided from (used for) operating activities         $23,473,000     $(2,482,000)
                                                                  ------------     -----------
Cash Flows from Investing Activities:
    Additions to plant and equipment                               $(9,956,000)    $(2,389,000)
    Proceeds from sales of plant and equipment                       1,436,000         763,000
                                                                  ------------     -----------
    Net cash (used for) investing activities                       $(8,520,000)    $(1,626,000)
                                                                  ------------     -----------
Cash Flows from Financing Activities:
    Borrowings under the revolving credit agreement                $59,200,000     $31,700,000
    Borrowings under the revolver loan agreements                            -      29,243,000
    Payments under the revolver loan agreements                              -     (48,508,000)
    Payments under the revolving credit agreement                  (67,500,000)    (14,500,000)
    Payments of long-term debt                                        (353,000)    (33,192,000)
    Payments of preferred stock redemptions                         (6,366,000)     (1,550,000)
    Payments of stock dividends                                     (1,118,000)       (951,000)
    Stock option transactions                                          531,000         251,000
                                                                  ------------     -----------
    Net cash (used for) financing activities                      $(15,606,000)   $(37,507,000)
                                                                  ------------     -----------
Net (decrease) in cash and cash equivalents                       $   (653,000)   $(41,615,000)
Cash and cash equivalents at beginning of year                       1,654,000      44,416,000
                                                                  ------------     -----------
Cash and cash equivalents at end of period                        $  1,001,000    $  2,801,000
                                                                  ------------     -----------
                                                                  ------------     -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCRUED EXPENSES
  The Company's accrued expenses consist of the following:

                                                      6/30/95        12/31/94
                                                   ------------    -----------
Salaries and wages                                 $ 5,976,000     $ 4,678,000
Warranty                                             6,594,000       5,817,000
Self insurance accruals                              5,577,000       6,522,000
Restructuring and other facility close
   down costs                                        2,609,000       3,373,000
Pensions, including retiree health                   4,832,000       4,985,000
Taxes, other than income taxes                         357,000       1,288,000
Environmental matters                                2,536,000       3,045,000
Other                                                2,460,000       2,129,000
                                                   -----------     -----------
                                                   $30,941,000     $31,837,000
                                                   -----------     -----------
                                                   -----------     -----------

(2) DISPOSITION/SALES OF ASSETS
       Income from continuing operations in the first half of 1995 includes gains of approximately $1,300,000 ($110,000 in the second quarter of 1995) from the sales of non-operating assets.

       In the first quarter of 1994, the Company recorded a provision of $1,000,000 for the estimated loss on the disposition of its Cooper division which was sold in the second quarter of 1994. The provision has been included in the Consolidated Statements of Income
    (Loss) in the first quarter of 1994 as "Discontinued operations -
    (loss) on disposition of discontinued operations and other costs, net of tax."

(3) RESTRUCTURING COSTS
       During the first half and second quarter of 1995 and 1994, expenditures of approximately $764,000 ($336,000 in the second quarter) and $5,509,000 ($3,300,000 in the second quarter), respectively, were charged against the provision for restructuring costs established prior to 1994.

(4) FINANCIAL ARRANGEMENTS
       During 1995, the Company entered into an amendment of the Revolving Credit Agreement. Under the terms of the amendment, interest rates have been reduced. In addition, the amendment provides for an increase in permitted capital expenditures for 1995 and allows the Company to accelerate preferred stock redemptions, pay dividends on Common Stock, repurchase Common Stock and permits limited acquisitions.

(5) PENSION PLAN
       During 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employees' Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings, as defined. Employee investment alternatives include a money market fund, two mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service. During the first half of 1995 the Company provided $692,000 ($361,000 in the second quarter) to fund this plan.

(6) DIVIDEND PAYMENT ON COMMON STOCK
       During the second quarter of 1995, the Company declared and paid its first dividend on its common stock since 1982. The dividend payable on June 30, 1995 to shareholders of record on May 26, 1995 was $.025 per share. Subsequent to the end of the second quarter the Company declared a quarterly dividend of $.025 per share on its common stock payable on September 29, 1995 to shareholders of record on August 25, 1995.

(7) REDEMPTION OF SERIES B PREFERRED STOCK
       During the second quarter of 1995, the Company redeemed the 129,800 remaining shares of Series B Preferred stock. The stock, which had a stated value of $50 per share, was redeemed for $5,516,500.

(8) CONTINGENT LIABILITIES
       The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

       During the first half of 1995, the Company entered into an agreement with the purchaser of the Cooper business. As part of this agreement, the Company agreed to be a co-applicant on a letter of credit in the amount of $4,252,000. The letter of credit secures the performance of the purchaser's obligation to deliver five rigs and certain related spare parts against a specific foreign order.
    In exchange for this arrangement, the Company has received all amounts due under the purchase agreement as well as a fee for expenses incurred in connection with this arrangement. In addition, the Company received additional collateral securing the Company's obligation under the letter of credit.

       At June 30, 1995, the Company was contingently liable for approximately $10,717,000, primarily relating to outstanding letters of credit, including the letter of credit referred to above, the balance of which was $3,429,000.

(9) INCOME TAXES
       The provision for income taxes in the first half of 1995 and 1994 is $491,000 and $375,000, respectively. The allocation of the provision for income taxes in the Consolidated Statements of Income
    (Loss) in the first half of 1995 and 1994 includes the following:

                                                  1995        1994
                                                --------   ---------
    Continuing operations                       $491,000   $ 482,000
    Discontinued operations                          -      (107,000)
                                                --------   ---------
                 Total provision                $491,000   $ 375,000
                                                --------   ---------
                                                --------   ---------

       The provision for income taxes in the first half of 1995 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                       1995          1994
                                                   -----------   -----------
    Income tax at statutory rates                  $ 5,186,000   $ 3,400,000
    Utilization of net operating loss
       carry forwards                               (4,919,000)   (3,369,000)
    Permanent book over tax, net of tax over
       book, differences on acquired assets            455,000       455,000
    Other                                             (231,000)     (111,000)
                                                   -----------   -----------
                     Total provision               $   491,000   $   375,000
                                                   -----------   -----------
                                                   -----------   -----------

(10) SUBSEQUENT EVENT
       On July 17, 1995, the Company concluded the settlement of litigation pending against the shareholders of the former Verson Allsteel Press Company arising from alleged misrepresentations and breaches of warranties in the 1986 sale of the assets of Verson Allsteel Press Company to Allied Products Corporation. As a result of the settlement, the Company will receive 21,682 shares of Allied
    Products Corporation Common Stock valued at approximately $430,000 and $500,000 in cash. The settlement requires the Company to pay certain expenses of the agent for the Verson Allsteel Press shareholders, estimated to be approximately $60,000. Also as a result of the settlement, all other litigation pending against the Company by the Verson Allsteel Press shareholders has been terminated without cost to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
- -----------------

FIRST HALF OF 1995 COMPARED TO FIRST HALF OF 1994
- -------------------------------------------------

Net sales from continuing operations in the first half of 1995 were $131,916,000 compared to net sales from continuing operations of $116,469,000 reported in the first half of 1994. Income from continuing operations and net income in the first half of 1995 was $14,327,000 compared to income from continuing operations of $12,289,000 and net income of $9,339,000 reported in the first half of the prior year.

Net sales at the Bush Hog division increased by over 4% in the first half of 1995 compared to the first half of 1994. The majority of the increase was related to new products introduced in the current year, primarily zero turn mowers. Rotary cutter sales have also increased in the current year, principally from increased sale prices implemented since the first half of 1994. These increases were partially offset by decreased disc mower sales in the current year. In general, the farm economy has weakened slightly in 1995 compared to 1994. Cattle prices are down in 1995 as are projected crop yields. However, commodity prices have increased in 1995. Overall, farm income in 1995 should be slightly less than 1994. Adjustments in production levels have been made at the Bush Hog division to reflect these revised expectations. Gross profits and gross profit margins have decreased in the first half of 1995 compared to the first half of the prior year. The decreases were primarily related to the effects of decreased labor efficiency and the mix of products sold. New product sales in the current year were generally not manufactured by the Bush Hog division but were purchased from outside source under an OEM (original equipment manufacturing) agreement, resulting in a lower gross profit margin.

At the Verson division, net sales increased by over 26% in the first half of 1995 compared to the first half of 1994. The majority of the increase was related to the press product line. Parts sales have also increased in the first half of 1995. Press orders continue to be received at a very high level in comparision to the first half of 1994. Orders received in the first half of 1995 total in excess of $86,000,000 with production on some of these orders going out into mid-1997. Although gross profit margins have decreased in 1995, gross profits have increased, principally the result of the increased sales volume noted above. The margin decrease was partially related to the mix of presses manufactured. Current year production and sales included a larger percentage of smaller presses which carry a lower gross profit margin. In addition, the margin decrease was also associated with increased labor costs (overtime) necessary to meet delivery schedules of manufactured presses and increased sub-contracting costs related to press components.

Net sales at the Coz division have increased by 14% in the first half of 1995 compared to the first half of 1994. The majority of the sales increase was related to brokered products and compounded materials. Approximately half of the increase in net sales was associated with increased volume while the remainder of the increase was due to an increase in selling prices. The price of basic raw materials has increased significantly during 1994 and in the early part of the current year. Recently, raw material prices have stabilized and, in some cases, decreased. Selling prices have been adjusted to partially reflect these cost increases. Gross profits have increased slightly in the first half of 1995, principally due to increased sales volume while margins have decreased slightly as material cost increases have been more difficult to pass on to customers.

Selling and administrative expenses were $17,870,000 (13.5% of net sales from continuing operations) in the first half of 1995 compared to $15,928,000 (13.7% of net sales from continuing operations) in the first half of the prior year. As a percent of sales dollars, selling expenses have decreased. The majority of the increase in sales volume was related to the Verson division, which primarily are non-commissioned sales products. Increases in administrative expenses reflect provisions for the new Target Benefit (effective January 1, 1995) and Executive Retirement (approved in the fourth quarter of 1994) pension plans. Additional separation expenses were also provided for in the first half of 1995 as a result of the resignation of a Corporate officer. Normal cost increases (salaries, rent, utilities, etc.) also impacted both selling and administrative costs in 1995.

The decrease in interest expense ($674,000 in the first half of 1995 compared to $1,523,000 in the first half of the prior year) was directly related to reduced borrowing levels and lower effective interest rates in the current year. In March 1994, the Company terminated certain financing agreements and replaced them with a Revolving Credit Agreement which provided for a decreased effective interest rate. Borrowing levels have been reduced due to the improved internal cash flow of the Company from its continuing operations.

Other income in the first half of 1995 was $691,000 compared to other expense of $793,000 reported in the first half of 1994. Gains on sales of fixed assets (primarily related to the disposition of idle facilities) were approximately $1,000,000 greater in the first half of 1995. Loan costs have decreased in the current year. These increases in other income were offset in part by decreased interest income, due to decreased invested cash balances in the current year's first half.

Discontinued operations in the first half of 1994 included the operating results of the Cooper division (which was sold in the third quarter of 1994) and ongoing costs (insurance, utilities, taxes, clean up) of facilities related to operations which were shut down prior to 1994.

SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994
- ---------------------------------------------------------

Net sales from continuing operations in the second quarter of 1995 were $64,328,000 compared to net sales from continuing operations of $57,255,000 reported in the second quarter of 1994. Income from continuing operations and net income were $7,677,000 in the second quarter of 1995 compared to income from continuing operations of $6,992,000 and net income of $5,991,000 reported in the second quarter of the prior year.

Net sales at the Bush Hog division increased 5% in the second quarter of 1995 compared to the second quarter of 1994. New product sales, primarily zero turn mowers, represented the most significant increase in sales during the second quarter of 1995. Rotary cutter sales also improved in the current year's second quarter. These increases were partially offset by the effect of lower disc mower and loader sales in the second quarter of 1995. While gross profits remained approximately the same in the second quarter of 1995 compared to the second quarter of 1994, gross profit margins decreased slightly. As noted above, new product sales in the current year, including the second quarter, carried a lower profit margin as these products were not manufactured by the Bush Hog division but purchased from an outside source under an OEM (original equipment manufacturing) agreement. Labor efficiency also decreased in the second quarter of 1995 at the Bush Hog division.

At the Verson division, net sales increased by approximately 25% in the second quarter of 1995 compared to the second quarter of 1994. Press production, manufacturing and orders received continued to increase in the current year's quarter compared to that of the prior year's second quarter. Gross profit margins have remained constant in the second quarter of 1995 compared to the same quarter of the prior year. Cost increases associated with increased labor costs (overtime) necessary to meet delivery schedules of manufactured presses were offset by the favorable effects of product sales/production mix also in the current quarter. Gross profits have increased in the current year's second quarter due primarily to the increased volume noted above.

Net sales at the Coz division have increased almost 12% in the second quarter of 1995 compared to the second quarter of the prior year. The most significant increases in sales in the current year's second quarter were related to brokered products and compounded materials. The impact of increased sales volume approximated the effect of increased selling prices in the second quarter of 1995 compared to the second quarter of 1994. Gross profits in the second quarter of the current year approximated those of the same quarter of the prior year. Gross profit margins decreased in the current year's second quarter due to the effects of mix of sales (brokered products carry a lower gross profit margin than other products) and cost increases primarily in the manufacturing area. Employment levels have been increased and additional space has been leased to handle the increased sales noted above.

Selling and administrative expenses in the second quarter of 1995 were $8,864,000 (13.8% of the net sales from continuing operations) compared to $7,652,000 (13.4% of net sales from continuing operations) reported in the second quarter of 1994. A portion of the increase was related to the effects of two new pension plans created in the latter part of 1994. Additional expenses were incurred in relation to sales concessions granted during the second quarter of 1995 at the Verson division. The remainder of the increases was principally related to normal cost increases in the areas of salaries, fringe benefits (including insurance) and supplies.

The decrease in interest expense ($223,000 in the second quarter of 1995 compared to $469,000 in the second quarter of 1994) was directly related to reduced borrowing levels and lower effective interest rates in the current year's second quarter. As noted above, a new Revolving Credit Agreement was entered into in 1994. Favorable operating cash flow continued to keep borrowing levels lower in the current year.

Other income in the second quarter of 1995 was $167,000 compared to other expense of $409,000 in the second quarter of the prior year. The most significant change related to income (approximately $450,000) generated in the second quarter of 1995 from the settlement of certain legal issues related to discontinued operations. Other expense in the second quarter of 1994 included a provision for deferred compensation offset in part by the effect of greater interest income in the 1994 second quarter compared to the current year's second quarter. Gains on the sales of excess/idle facilities were also greater in the second quarter of 1994.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Working capital at June 30, 1995 was $33,852,000 (current ration of 1.41 to 1.0) versus working capital of $33,531,000 (current ration of 1.53 to 1.0) at December 31, 1994. Net receivables have increased by about $8,600,000 since the end of 1994. The majority of the increase was related to the Bush Hog division. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the products by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Net agricultural related receivables have decreased by over $7,000,000 during the second quarter of 1995. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. On a consolidated basis, inventory levels have increased by over $12,000,000 since the end of 1994. Over 95% of the increase was related to the Verson division. Business at this division continues to improve as evidenced by jobs in production at the end of the first half of 1995. In addition, purchasing activities continue for the "A" size press order which will go into production during the third quarter of 1995. Inventory levels at the Bush Hog and Coz division have not changed significantly since the end of 1994. The increase in payables (over $29,000,000 since the end of 1994) was also principally related to the Verson division due to the above noted production/purchasing increases. Internal cash flow from operations has allowed the Company to reduce the balance outstanding under the Revolving Credit Agreement by $8,300,000 during the first half of 1995.

Major fixed asset additions included building additions at the Verson division (to expand the press assembly area) and a new paint system at the Bush Hog division. Other fixed asset additions at all divisions were for equipment to improve productivity and quality in the products manufactured. Funds to finance these additions include current operating cash flow and borrowings (subsequently repaid) under the Revolving Credit Agreement.

As noted above, internal cash flow has been very strong in the first half of 1995 and the Company anticipates that the trend will continue for the remainder of the current year. Besides cash usages in the first half of 1995 described above, the Company also redeemed all outstanding shares of its Series B Preferred Stock in the second quarter at a discount of approximately $974,000. In addition, the Company declared and paid a $0.025 per share dividend on its common stock, the first such dividend on the common stock since 1982. Subsequent to the end of the second quarter of 1995, the Company declared an additional $0.025 per share dividend on its common stock, payable at the end of the third quarter. The Company has also announced its intent to redeem the outstanding shares of its Series

C Preferred Stock prior to the end of 1995.

As of June 30, 1995, the Company had cash balances of approximately $1,000,000 and additional funds of approximately $28,000,000 available under its Revolving Credit Agreement. The Company believes that its expected operating cash flow and funds available under its Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first half of 1995, the Company has been in compliance with all provisions of loan agreements in effect.

                             PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        On May 17, 1995 the Registrant held its annual meeting of shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission. The following item was voted on by the Company's shareholders:

     THE ELECTION OF FOUR DIRECTORS. Proxies for the meeting were solicited pursuant to Regulation 14A. There were no solicitations in opposition to the management's nominees as listed in the proxy statement. The nominees received the following number of votes of Common and Preferred Shares:

     CLASS A DIRECTORS - TERM EXPIRES IN 1997 - MR. MITCHELL I. QUAIN
     ----------------------------------------------------------------

        For Mr. Quain - 8,556,198; withheld from Mr. M. Quain - 11,232.
        Mr. R. A. Drexler and J. W. Puth terms of office as Class A Directors continued after the meeting.

     CLASS B DIRECTORS - TERM EXPIRES IN 1998 - MR. LLOYD A. DREXLER, MR. JOHN
     E. JONES AND MR. STANLEY J. GOLDRING
     -------------------------------------------------------------------------

        For Mr. L. Drexler - 8,552,480; withheld from Mr. L. Drexler - 14,950. For Mr. J. Jones - 8,553,739; withheld from Mr. J. Jones 13,691 and for Mr. S. Goldring - 8,557,029; withheld from Mr. Goldring - 10,401.

     CLASS C DIRECTORS - TERM EXPIRES IN 1996 - MR. S. S. SHERMAN, MR. KENNETH B. LIGHT AND MR. WILLIAM FISCHER
     -------------------------------------------------------------

        Mr. S. S. Sherman, Mr. Kenneth Light and Mr. W. Fischer terms of office as Class C Directors continued after the meeting.

     Approximately 430,000 shares held by brokers and nominees were not voted in the election of the directors.

Item 6.  EXHIBIT AND REPORTS ON FORM 8-K
         -------------------------------

(a)    Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1995.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALLIED PRODUCTS CORPORATION
                                 -------------------------------------
                                             (REGISTRANT)



August 11, 1995               Kenneth B. Light
- ---------------               ----------------------------------------------
                              Kenneth B. Light,
                               Executive Vice President, Chief Financial &
                               Administrative Officer; Director



August 11, 1995               Robert J. Fleck
- ---------------               -----------------------------------------------
                              Robert J. Fleck,
                               Vice President - Accounting & Chief Accounting Officer

                          ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                       DESCRIPTION OF EXHIBITS
- -----------                                  ----------------------------------

   11                                        Computation of Earnings per Share
   27                                        Financial Data Schedule