Form 10-Q
period 1995-09-30
ALLIED PRODUCTS CORP /DE/
filed 1995-11-13
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                      OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____to____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              DELAWARE                                      38-0292230
-------------------------------------           -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                   Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                            60606
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


        Registrant's telephone number, including area code (312) 454-1020


                                 Not Applicable
         --------------------------------------------------------------
                 (former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __x__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,139,482 common shares, $.01 par value, as of October 31, 1995.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


     PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  INTRODUCTION

                  CONDENSED CONSOLIDATED BALANCE SHEETS-
                      September 30, 1995 and December 31, 1994

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)-
                       Three and Nine Months Ended September 30, 1995 and 1994

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
                      Nine Months Ended September 30, 1995 and 1994

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


     SIGNATURES

     EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

    The condensed consolidated financial statements included herein (as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1994 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        September 30, 1995      December 31, 1994
                                                        ------------------      -----------------
Current Assets:
  Cash and cash equivalents                               $  1,517,000             $  1,654,000
                                                          ------------             ------------
  Notes and accounts receivable, less allowances of
   $1,126,000 and $1,521,000, respectively                $ 57,340,000             $ 46,267,000
                                                          ------------             ------------
  Inventories:
    Raw materials                                         $ 13,093,000             $ 11,556,000
    Work in process                                         21,483,000               16,437,000
    Finished goods                                          17,939,000               20,462,000
                                                          ------------             ------------
                                                          $ 52,515,000             $ 48,455,000
                                                          ------------             ------------
  Prepaid expenses                                        $    599,000             $    456,000
                                                          ------------             ------------
      Total current assets                                $111,971,000             $ 96,832,000
                                                          ------------             ------------
  Plant and Equipment, at cost:
    Land                                                  $  2,215,000             $  2,311,000
    Buildings and improvements                              38,573,000               34,252,000
    Machinery and equipment                                 44,760,000               40,126,000
                                                          ------------             ------------
                                                          $ 85,548,000             $ 76,689,000
    Less- Accumulated depreciation and amortization         47,229,000               46,128,000
                                                          ------------             ------------
                                                          $ 38,319,000             $ 30,561,000
                                                          ------------             ------------
Other Assets:
  Notes receivable, due after one year                    $  7,437,000             $  7,658,000
  Deferred charges (goodwill), net of amortization          13,075,000               14,626,000
  Other                                                        584,000                  878,000
                                                          ------------             ------------
                                                          $ 21,096,000             $ 23,162,000
                                                          ------------             ------------
                                                          $171,386,000             $150,555,000
                                                          ------------             ------------
                                                          ------------             ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                        September 30, 1995      December 31, 1994
                                                        ------------------      -----------------
Current Liabilities:
  Revolving credit agreement                              $  6,300,000             $ 10,300,000
  Current portion of long-term debt                            601,000                  689,000
  Accounts payable                                          33,510,000               20,475,000
  Accrued expenses                                          32,090,000               31,837,000
                                                          ------------             ------------
      Total current liabilities                           $ 72,501,000             $ 63,301,000
                                                          ------------             ------------
Long-term debt, less current portion shown above          $     98,000             $    630,000
                                                          ------------             ------------
Other long-term liabilities                               $  2,119,000             $  2,622,000
                                                          ------------             ------------
Redeemable preferred stock: $10.81 Series C Cumulative
 Preferred Stock; stated value $100 per share,
 authorized 150,000 shares; issued and outstanding
 115,000 shares at September 30, 1995 and December 31,
 1994, respectively                                       $ 11,500,000             $ 11,500,000
                                                          ------------             ------------
Commitments and Contingencies

Shareholders' Investment:
  Preferred Stock -
    Series B Variable Rate Cumulative Preferred Stock,
     stated value $50 per share; authorized 350,000
     shares; issued and outstanding none and 146,800
     shares at September 30, 1995 and December 31, 1994,
     respectively                                                    -                7,340,000
    Undesignated - authorized 1,500,000 shares; none
     issued                                                          -                        -

  Common Stock, par value $.01 per share; authorized
   25,000,000 shares; issued and outstanding 9,139,482
   and 9,104,482 shares at September 30, 1995 and
   December 31, 1994, respectively                              91,000                   91,000

  Additional paid-in capital                                93,154,000               92,146,000

  Retained earning (deficit)                                (8,077,000)             (27,075,000)
                                                          ------------             ------------
                                                          $ 85,168,000             $ 72,502,000
                                                          ------------             ------------
                                                          $171,386,000             $150,555,000
                                                          ------------             ------------
                                                          ------------             ------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                     For the three months ended September 30,
                                                     ----------------------------------------
                                                        1995                          1994
                                                     -----------                  -----------
Net sales from continuing operations                 $68,899,000                  $54,406,000
Cost of products sold                                 54,436,000                   40,734,000
                                                     -----------                  -----------
   Gross profit                                      $14,463,000                  $13,672,000
                                                     -----------                  -----------
Other costs and expenses:
  Selling and administrative expenses                $ 7,909,000                  $ 7,230,000
  Interest expense                                       143,000                      191,000
  Other (income) expense, net                           (164,000)                     387,000
                                                     -----------                  -----------
                                                     $ 7,888,000                  $ 7,808,000
                                                     -----------                  -----------
Income before taxes from continuing operations       $ 6,575,000                  $ 5,864,000
Provision for income taxes                               248,000                      226,000
                                                     -----------                  -----------
Income from continuing operations                    $ 6,327,000                  $ 5,638,000
Discontinued operations - (loss) on disposition
 of discontinued operations and other costs, net
 of tax                                                        -                   (1,301,000)
                                                     -----------                  -----------
Net income                                           $ 6,327,000                  $ 4,337,000
                                                     -----------                  -----------
                                                     -----------                  -----------
Net income applicable to common stock                $ 6,016,000                  $ 3,859,000
                                                     -----------                  -----------
                                                     -----------                  -----------
Earnings (loss) per common share:
  Primary-
    Continuing operations                            $       .63                  $       .56
    Discontinued operations                                    -                         (.14)
                                                     -----------                  -----------
    Income per common share                          $       .63                  $       .42
                                                     -----------                  -----------
                                                     -----------                  -----------
  Fully Diluted -
    Continuing operations                            $       .63                  $       .56
    Discontinued operations                                    -                         (.14)
                                                     -----------                  -----------
    Income per common share                          $       .63                  $       .42
                                                     -----------                  -----------
                                                     -----------                  -----------

Weighted average shares outstanding:
  Primary                                              9,468,000                    9,104,000
                                                     -----------                  -----------
                                                     -----------                  -----------
  Fully Diluted                                        9,468,000                    9,104,000
                                                     -----------                  -----------
                                                     -----------                  -----------
Dividends per common share                           $      .025                  $         -
                                                     -----------                  -----------
                                                     -----------                  -----------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                      For the nine months ended September 30,
                                                      ---------------------------------------
                                                          1995                       1994
                                                      ------------               ------------
Net sales from continuing operations                  $200,815,000               $170,875,000
Cost of products sold                                  153,681,000                126,188,000
                                                      ------------               ------------
   Gross profit                                       $ 47,134,000               $ 44,687,000
                                                      ------------               ------------
Other costs and expenses:
  Selling and administrative expenses                 $ 25,779,000               $ 23,158,000
  Interest expense                                         817,000                  1,714,000
  Other (income) expense, net                             (855,000)                 1,180,000
                                                      ------------               ------------
                                                      $ 25,741,000               $ 26,052,000
                                                      ------------               ------------
Income before taxes from continuing operations        $ 21,393,000               $ 18,635,000
Provision for income taxes                                 739,000                    708,000
                                                      ------------               ------------
Income from continuing operations                     $ 20,654,000               $ 17,927,000
Discontinued operations - (loss) on disposition
 of discontinued operations and other costs, net
 of tax                                                          -                 (4,251,000)
                                                      ------------               ------------
Net income                                            $ 20,654,000               $ 13,676,000
                                                      ------------               ------------
                                                      ------------               ------------
Net income applicable to common stock                 $ 19,454,000               $ 12,247,000
                                                      ------------               ------------
                                                      ------------               ------------
Earnings (loss) per common share:
  Primary-
    Continuing operations                             $       2.07               $       1.81
    Discontinued operations                                      -                       (.46)
                                                      ------------               ------------
    Income per common share                           $       2.07               $       1.35
                                                      ------------               ------------
                                                      ------------               ------------
  Fully Diluted -
    Continuing operations                             $       2.06               $       1.81
    Discontinued operations                                      -                       (.46)
                                                      ------------               ------------
    Income per common share                           $       2.06               $       1.35
                                                      ------------               ------------
                                                      ------------               ------------

Weighted average shares outstanding:
  Primary                                                9,396,000                  9,101,000
                                                      ------------               ------------
                                                      ------------               ------------
  Fully Diluted                                          9,450,000                  9,101,000
                                                      ------------               ------------
                                                      ------------               ------------
Dividends per common share                            $        .05               $          -
                                                      ------------               ------------
                                                      ------------               ------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the nine months ended September 30,
                                                           ---------------------------------------
                                                               1995                       1994
                                                           ------------               ------------
Cash Flows from Operating Activities:
  Net income                                               $ 20,654,000               $ 13,676,000
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Provision for loss on disposition of discontinued
     operation                                                        -                    (75,000)
    Depreciation and amortization                             3,792,000                  4,040,000
    Amortization of deferred charges                          1,551,000                  1,551,000
    Changes in noncash assets and liabilities, net of
     effects of assets/businesses sold and noncash
     transactions:
      (Increase) in accounts receivable                     (11,612,000)                (1,160,000)
      (Increase) decrease in inventories                     (4,060,000)                 2,936,000
      (Increase) decrease in prepaid expenses                  (143,000)                   597,000
      Increase (decrease) in accounts payable and accrued
       expenses                                              13,117,000                 (4,677,000)
    Other, net                                               (1,002,000)                   344,000
                                                           ------------               ------------
  Net cash provided from operating activities              $ 22,297,000               $ 17,232,000
                                                           ------------               ------------
Cash Flows from Investing Activities:
  Additions to plant and equipment                         $(12,822,000)              $ (3,271,000)
  Proceeds from sales of plant and equipment                  2,054,000                  1,990,000
                                                           ------------               ------------
  Net cash used for investing activities                   $(10,768,000)              $ (1,281,000)
                                                           ------------               ------------
Cash Flows from Financing Activities:
  Borrowings under the revolving credit agreement            79,100,000                 38,700,000
  Borrowings under the revolver loan agreements                       -                 29,243,000
  Payments under the revolver loan agreements                         -                (48,508,000)
  Payments under the revolving credit agreement             (83,100,000)               (38,700,000)
  Payments of long-term debt                                   (620,000)               (33,587,000)
  Payments of preferred stock redemptions                    (6,366,000)                (1,550,000)
  Payments of dividends                                      (1,344,000)                (1,429,000)
  Stock option transactions                                     664,000                    277,000
                                                           ------------               ------------
  Net cash used for financing activities                   $(11,666,000)              $(55,554,000)
                                                           ------------               ------------
Net (decrease) in cash and cash equivalents                $   (137,000)              $(39,603,000)
Cash and cash equivalents at beginning of year                1,654,000                 44,416,000
                                                           ------------               ------------
Cash and cash equivalents at end of period                 $  1,517,000               $  4,813,000
                                                           ------------               ------------
                                                           ------------               ------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ACCRUED EXPENSES

          The Company's accrued expenses consist of the following:

                                                     9/30/95      12/31/94
                                                   -----------   -----------
     Salaries and wages                            $ 5,824,000   $ 4,678,000
     Warranty                                        7,982,000     5,817,000
     Self insurance accruals                         5,924,000     6,522,000
     Restructuring and other facility close
      down costs                                     1,807,000     3,373,000
     Pensions and retiree health                     4,940,000     4,985,000
     Taxes, other than income taxes                    544,000     1,288,000
     Environmental matters                           2,535,000     3,045,000
     Other                                           2,534,000     2,129,000
                                                   -----------   -----------
                                                   $32,090,000   $31,837,000
                                                   -----------   -----------
                                                   -----------   -----------

(2)  DISPOSITION/SALES OF ASSETS

          In the first quarter of 1994, the Company recorded a provision of $1,000,000 for the estimated loss on the disposition of its Cooper division which was sold in the second quarter of 1994. The provision has been included in the Condensed Consolidated Statements of Income (Loss) in the first quarter of 1994 as "Discontinued operations - (loss) on disposition of discontinued operations and other costs, net of tax."

(3)  RESTRUCTURING COSTS

          During the first nine months of 1995 and 1994, expenditures of approximately $1,566,000 ($801,000 in the third quarter) and $2,400,000 ($200,000 in the third quarter), respectively, were charged against the provision for restructuring costs established prior to 1994.

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

(5)  PENSION PLAN

          During 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employees'

     Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings, as defined. Employee investment alternatives include a money market fund, two mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service. During the nine month period of 1995 the Company provided $945,000 ($224,000 in the third quarter) to fund this plan.

(6)  DIVIDEND PAYMENT ON COMMON STOCK

          During the second and third quarter of 1995, the Company declared and paid its first dividends on its Common Stock since 1982. The dividend paid on June 30, 1995 and September 30, 1995 to shareholders of record on May 26, 1995 and August 25, 1995 was $.025 per share per quarter. Subsequent to the end of the third quarter of 1995, the Company declared a quarterly dividend of $.025 per share on its Common Stock payable on December 29, 1995 to shareholders of record on November 24, 1995.

(7)  REDEMPTION OF SERIES B PREFERRED STOCK

          During the nine months of 1995, the Company redeemed the 129,800 remaining shares of Series B Preferred Stock. The stock, which had a stated value of $50 per share, was redeemed for $5,516,500.

(8)  LEGAL SETTLEMENT

          During the third quarter of 1995, the Company concluded the settlement of litigation pending against the shareholders of the former Verson Allsteel Press Company arising from alleged misrepresentations and breaches of warranties in the 1986 purchase of the assets of Verson Allsteel Press Company by the Company. As a result of the settlement, the Company received 21,682 shares of its Common Stock, valued at approximately $430,000, and $500,000 in cash. The settlement required the Company to pay certain expenses of the agent for the Verson Allsteel Press shareholders, estimated to be approximately $60,000. Also as a result of the settlement, all other litigation pending against the Company by the Verson Allsteel Press shareholders has been terminated without cost to the Company.

(9)  CONTINGENT LIABILITIES

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

          During the nine months ended September 30, 1995, the Company entered into an agreement with the purchaser of the Cooper business. As part of this agreement, the Company agreed to be a co-applicant on a letter of credit in the amount of $4,252,000. The letter of credit secured the performance of the purchaser's obligation to deliver five rigs and certain related spare parts against a specific foreign order. As of September
     30, 1995, the purchaser has met its obligations under the letter of credit, which expired September 10, 1995.

          At September 30, 1995, the Company was contingently liable for approximately $6,752,000, primarily relating to outstanding letters of credit.

(10) INCOME TAXES
          The provision for income taxes for the nine months ended September 30, 1995 and 1994 is $739,000 and $554,000, respectively. The allocation of the provision for income taxes in the Condensed Consolidated Statements of Income (Loss) in the nine month periods of 1995 and 1994 includes the following:

                                                        1995        1994
                                                      --------   ----------
     Continuing operations                            $739,000   $ 708,000
     Discontinued operations                                 -    (154,000)
                                                      --------   ---------
       Total current provision                        $739,000   $ 554,000
                                                      --------   ---------
                                                      --------   ---------

          The provision for income taxes for the nine months ended September 30, 1995 and 1994 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                             1995              1994
                                                          ------------    ------------
     Income tax at statutory rates                        $ 7,488,000     $ 4,981,000
     Utilization of net operating loss carryforwards       (7,154,000)     (4,982,000)
     Permanent book over tax, net of tax over book,
      differences on acquired assets                          682,000         682,000
     Other                                                   (277,000)       (127,000)
                                                          -----------     -----------
       Total current provision                            $   739,000     $   554,000
                                                          -----------     -----------
                                                          -----------     -----------

(11) SUMMARY OF OTHER (INCOME) EXPENSE

          Other (income) expense for the three months and nine months periods ended September 30, 1995 and 1994 consists of the following:


                                                  For the three months ended    For the nine months ended
                                                  --------------------------    -------------------------
                                                    9/30/95         9/30/94       9/30/95       9/30/94
                                                  -----------      ---------    -----------    ----------
     Interest income                              $   (69,000)     $(224,000)   $  (347,000)   $ (916,000)
     Goodwill amortization                            516,000        516,000      1,551,000     1,551,000
     Loan cost expenses                                87,000        103,000        261,000       495,000
     Net gain (loss) on sales of operating and
      non-operating assets                            202,000         74,000     (1,123,000)     (240,000)
     Litigation settlements                        (1,090,000)             -     (1,123,000)            -
     Other miscellaneous                              190,000        (82,000)       (74,000)      290,000
                                                  -----------      ---------    -----------    ----------
                                                  $  (164,000)     $ 387,000    $  (855,000)   $1,180,000
                                                  -----------      ---------    -----------    ----------
                                                  -----------      ---------    -----------    ----------

(12) SUBSEQUENT EVENT

          On October 2, 1995, the Company redeemed 115,000 shares of its Series C Cumulative Preferred Stock. The stock, which had a stated value of $100 per share, was redeemed for a cash payment of $11,630,000. The stock was held by Chrysler Financial Corporation and Ford Motor Credit Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994

     Net sales from continuing operations for the nine month period ended September 30, 1995 were $200,815,000, an increase of over 17% from net sales from continuing operations of $170,875,000 reported in the nine month period ended September 30, 1994. Income from continuing operations and net income in the first nine months of 1995 was $20,654,000 compared to income from continuing operations of $17,927,000 and net income of $13,676,000 reported in the first nine months of 1994.

     Net sales at the Bush Hog division decreased by 3% in the first nine months of 1995 compared to the same nine month period of the prior year. The majority of the decrease was associated with the disc mower and peanut combine product lines. Rotary cutter sales have also decreased, to a lesser extent, in the first nine months of 1995. In general, economic conditions in the U. S. Farm sector continue to weaken in 1995 after record incomes from 1989 through 1994. Net farm income for 1995 is projected to decrease by more than 10% compared to 1994. Debate on the 1995 farm bill continues in Congress. Farm subsidy payments are expected to decrease over the next several years. Major grain and cotton prices have increased significantly since 1994. Sales at the Bush Hog division have been impacted by the above conditions as well as the effects of spring flooding in the Midwest and drought and insect infestation in certain areas of the south affecting corn, cotton and peanut crops. These decreases were partially offset by the effects of sales of new products introduced in the current year. Gross profits and gross profit margins have decreased in the 1995 nine month period at Bush Hog. The decreases were primarily related to the effects of decreased labor efficiencies and the mix of products sold. New product sales in the current year were generally not manufactured by the Bush Hog division but were purchased from outside sources under OEM (original equipment manufacturing) agreements, resulting in lower gross profit margins. Lower sales volume as noted above also resulted in lower gross profits.

     At the Verson division, net sales increased by over 54% in the first nine months of 1995 compared to the first nine months of 1994. Production has begun in 1995 on an order in excess of

$80,000,000 for three "A" size transfer presses. Revenues and profits are recognized on a percentage of completion basis for press orders at the Verson division. Production on other press orders as well as parts sales have also increased in 1995. Although gross profit margins have decreased in 1995, gross profits have increased, principally the result of the increased production (sales) volume noted above. The margin decrease was associated with increased labor costs (overtime) necessary to meet delivery schedules of manufactured presses and increased subcontracting costs related to press components which cannot be produced internally due to capacity limitations. Gross profits in the 1994 nine month period include the effects of the reversal of a $1,100,000 inventory reserve established in a prior year.

     Net sales at the Coz division have increased by over 13% in the first nine months of 1995 compared to the same nine month period of 1994. The majority of the sales increase was related to brokered products and compounded materials product lines. The vast majority of the increase in sales was associated with increased sales prices in the current year. Volume increases were not significant. During 1994 and the early part of 1995, the price of basic raw materials increased significantly. Sales prices were adjusted to reflect these cost increases. In recent months, raw material prices have stabilized or have decreased. Gross profits have increased slightly in the 1995 nine month period, principally due to the effects of increased sales noted above. Gross profit margins have decreased slightly in 1995 due to the mix of products sold and the difficulty encountered in passing on material cost increases to customers. Manufacturing and shipping costs have increased due to a slight increase in employment levels and normal cost increases in labor, rent and supplies, all of which have resulted in lower current year margins.

     Selling and administrative expenses were $25,779,000 (12.8% of net sales from continuing operations) in the first nine months of 1995 compared to $23,158,000 (13.6% of net sales from continuing operations) in the first nine months of 1994. As a percent of sales dollars, selling expenses have decreased in 1995. The majority of the increase in sales volume was related to the Verson division, which are primarily non-commissioned sales products. Increases in administrative expenses reflect provisions for the new Target Benefit (effective January 1, 1995) and Executive Retirement (approved in the fourth quarter of 1994) pension plans. Additional separation expenses were also provided for in the 1995 nine month period as a result of the resignation of a Corporate officer. Normal cost increases (salaries, rent, utilities, insurance, etc.) also impacted both selling and administrative costs in 1995.

  The decrease in interest expense ($817,000 in the first nine months of 1995 compared to

$1,714,000 in the first nine months of the prior year) was directly related to reduced borrowing levels in the current year. In March 1994, the Company terminated certain financing agreements and replaced them with a Revolving Credit Agreement. Borrowing levels have been reduced due to the improved internal cash flow of the Company from its continuing operations. The Revolving Credit Agreement also provides for a decreased effective interest rate.

     Other income was $855,000 for the nine month period ended September 30, 1995 compared to other expense of $1,180,000 for the same nine month period of the prior year. Reference is made to Note 11 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense for the nine month periods ended September 30, 1995 and 1994.

     Discontinued operations in the first nine months of 1994 included the operating results of the Cooper division (which was sold in the third quarter of 1994) and ongoing costs (insurance, utilities, taxes, clean up) of facilities related to operations which were shut down prior to 1994.

THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994

     Net sales from continuing operations in the third quarter of 1995 were $68,899,000, an increase of over 26% from net sales from continuing operations of $54,406,000 reported in the third quarter of 1994. Income from continuing operations and net income were $6,327,000 in the third quarter of 1995 compared to income from continuing operations of $5,638,000 and net income of $4,337,000 reported in the third quarter of the prior year.

     Net sales at the Bush Hog division decreased 19% in the third quarter of 1995 compared to the third quarter of 1994. Approximately half of the decrease was related to the peanut combine product line. Certain peanut growing areas of the United States were affected by extreme drought conditions. Insect infestation also affected the peanut crop in 1995 resulting in decreased crop yields. Farmers were reluctant to invest in related farm machinery due to anticipated decreased income from their crops. Rotary cutter sales have also decreased in the third quarter of 1995 compared to the third quarter of 1994. Continued weak cattle prices continue to slow down sales of the larger cutters. New product sales were not significant in the current year's third quarter. At the Bush Hog division, gross profits and gross profit margins have decreased in the third quarter of 1995 compared to the third quarter of 1994. Approximately half of the decrease in gross profits was related to lower sales volume as noted above. Margin decreases were associated with decreased facility utilization and the effects of manufacturing inefficiencies in the third quarter of 1995.

     At the Verson division, net sales in the third quarter of 1995 have more than doubled net sales levels of the third quarter of the prior year. Production has begun on an order for three "A" size transfer presses in the third quarter of 1995. Significant press orders received in the last half of 1994 and the early part of 1995 had a positive effect on sales in the third quarter of the current year. Gross profits at the Verson division have increased in the third quarter of 1995 due to the increase in sales volume as noted above. Margins have decreased in the third quarter of the current year due to the significant amount of production overtime necessary to meet press delivery schedules. Certain press production is being subcontracted to outside vendors in the current year's third quarter also resulting in decreased margins. Gross profits and gross profit margins in the third quarter of 1994 include the effect of the reversal of a $1,100,000 inventory reserve established in a prior year.

     Net sales at the Coz division increased by over 12% in the third quarter of 1995 compared to the third quarter of 1994. The majority of this increase was related to the effects of increased sales prices within the brokered and compounded materials product lines as previously discussed. Gross profits increased in the third quarter of the current year due primarily to the effect of increased sales. Margins decreased slightly due to the effect of the mix of products sold.

     Selling and administrative expenses in the third quarter of 1995 were $7,909,000 (11.5% of net sales from continuing operations ) compared to $7,230,000 (13.3% of net sales from continuing operations) reported in the third quarter of 1994. A portion of the increase was related to the effect of two new pension plans created in the latter part of 1994 as previously discussed. Administrative expenses also include the effect of an ongoing cost reduction study at the Bush Hog division. The remainder of the increases was principally related to normal cost increases in the areas of salaries and fringe benefits (including insurance).

     The decrease in interest expense ($143,000 in the third quarter of 1995 compared to $191,000 in the third quarter of 1994) was directly related to reduced borrowing levels in the current year's third quarter.

     Other income was $164,000 in the third quarter of 1995 compared to other expense of $387,000 in the third quarter of the prior year. Reference is made to Note 11 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense for the above noted periods.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital at September 30, 1995 was $39,470,000 (current ratio of
1.54 to 1.0) versus working capital of $33,531,000 (current ratio of 1.53 to 1.0) at December 31, 1994. Net receivables have increased by approximately $11,000,000 since the end of 1994. The majority of this increase was associated with the Verson division where levels of press shipments have increased during the third quarter of 1995. Receivable levels at the Bush Hog division have increased slightly since the end of 1994 but have decreased significantly in recent months due to normal seasonal collections and lower recent sales as previously discussed. On a consolidated basis, inventory levels have increased by over $4,000,000 since the end of 1994. The entire increase was related to the Verson division where production has begun in the third quarter of 1995 on the order for three "A" size transfer presses. Inventory levels have decreased at the Coz and Bush Hog divisions since the end of 1994. The increase in payables (over $13,000,000 since the end of 1994) was entirely associated with the Verson division due to increased production levels as previously discussed. Internal cash flow from operations has allowed the Company to reduce the balance outstanding under the Revolving Credit Agreement by $4,000,000 during the first nine months of 1995.

     Major fixed asset additions included building additions at the Verson division (to expand the press assembly area) and a new paint system at the Bush Hog division. Other fixed asset additions at all divisions were for equipment to improve productivity and quality in the products manufactured. Funds to finances these additions include current operating cash flow and borrowings (subsequently repaid) under the Revolving Credit Agreement. During the first nine months of 1995, the Company sold for cash several idle facilities resulting in gains in excess of $1,000,000.

     As noted above, internal cash flow has been very strong in the first nine months of 1995 and the Company anticipates that the trend will continue for the remainder of the current year. In addition to the cash usages described above in the first nine months of 1995, the Company redeemed all outstanding shares of its Series B Preferred Stock in the second quarter at a discount of approximately $975,000. In addition, the Company declared and paid dividends of $0.025 per share in each of the second and third quarters of 1995, the first such dividends on Common Stock since 1982. Subsequent to the end of the third quarter of 1995, the Company declared an additional $0.025 per share dividend on its Common Stock, payable at the end of 1995. Also subsequent to the end of the third quarter, the Company redeemed all outstanding shares of its Series C Preferred Stock at a slight premium through the use of internally generated funds.

     As of September 30, 1995, the Company had cash balances of approximately $1,500,000 and additional funds of approximately $23,700,000 available under its Revolving Credit Agreement. The Company believes that its expected operating cash flow and funds available under its Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first nine months of 1995, the Company has been in compliance with all provisions of loan agreements in effect.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ALLIED PRODUCTS CORPORATION
                                         ---------------------------------
                                                     (REGISTRANT)



November 10, 1995                       Kenneth B. Light
-----------------                       ----------------------------------------
                                        Kenneth B. Light,
                                        Executive Vice President, Chief
                                        Financial & Administrative Officer;
                                        Director



November 10, 1995                       Robert J. Fleck
-----------------                       ----------------------------------------
                                        Robert J. Fleck,
                                        Vice President - Accounting & Chief
                                        Accounting Officer

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                           DESCRIPTION OF EXHIBITS
-----------                           -----------------------
    11                                Computation of Earnings per Share
    27                                Financial Data Schedule