Form 10-K405
period 1995-12-31
ALLIED PRODUCTS CORP /DE/
filed 1996-03-22
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-------               OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                        OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-------               OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM     TO
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

As of February 29, 1996, 9,364,844 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $195,807,000. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 23, 1996 and Annual Report to security holders for the year ended December 31, 1995 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 40.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Approximately 11%, 2% and 8% of the Company's net sales from continuing operations in 1995, 1994 and 1993, respectively, were exported.

PRODUCT LINES
FARM IMPLEMENTS

    PRODUCTS. The Bush Hog division offers a comprehensive line of farm implements including rotary cutters, tractor mounted loaders, hay mowers, peanut combines, tillers and cultivators. These products are marketed under two well established brand names, Bush Hog and Lilliston.

    Bush Hog rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. The use season for rotary cutters extends from early spring to late fall, and even longer in warmer climates. Bush Hog has a major market share (38%) of rotary cutters sold in North America.

    Front end loaders are used by farmers and ranchers for material handling, and cultivators are used for weed control after crops have been planted. Lilliston peanut combines are used in harvesting peanuts, and command approximately 32% of the market. The use season for peanut combines is from late summer to late fall.

    Several other implements are sold under the Bush Hog name, including disc mowers, rotary tillers, post hole diggers, flail mowers and rear mounted tractor blades. These tools offer a variety of applications, and are sold to farmers, ranchers, landscape contractors, large estate owners and municipalities.

    Implements tend to have a shorter life than tractors and self-propelled grain combines, and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Parts accounted for almost one sixth of Bush Hog's total revenue in 1995.

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

    Marketing and sales activities in Canada and the United States are carried out by 58 commissioned manufacturers' representatives or representative organizations. They operate as independent contractors and, for the most part, are exclusive. Commissions are payable when receivables are collected rather than when sales are made.

    To even out the seasonal variations in its production cycles, Bush Hog provides incentives for off-season purchases, including extended payment terms to dealers in the form of floor plan financing. Bush Hog retains a security interest in this floor plan equipment. Under certain state and provincial statutes, a dealer may return floor plan equipment to a manufacturer upon termination of the dealership.

    Bush  Hog  services  its  network  of  dealers  through  two   manufacturing
facilities and eight service parts distribution centers strategically located in the United States and Canada.

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

    INDUSTRY. The agricultural equipment industry in North America is a mature industry engaged in producing replacement equipment for a declining number of farmers. It is dominated by a small number of major line manufacturers, which market a full range of farm machinery, including tractors, grain combines and various implements through their own dealer organizations and account for approximately 60% of the dollar volume of industry shipments. The remaining 40% of the market is shared by approximately 700 companies that generally concentrate their production on shortline implements such as plows, harrows, cultivators, livestock equipment, grain handling equipment or hay equipment.

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

    Higher worldwide demand for agricultural commodities, coupled with lower than expected 1995 harvest yields, have resulted in substantially higher commodity prices. According to recent estimates by the United States Department of Agriculture, world grain inventories are at historically low levels, and exports are projected to increase again in 1996.

    Net farm income in 1995 was less than in 1994 due to lower yields and a decline in beef cattle prices. Beef cattle prices will remain low due to excessive inventories, and little improvement is expected in 1996. Overall, net farm income is projected to increase in 1996, as additional acres will be planted due to changes in government programs.

METAL FORMING PRESSES

    PRODUCTS. The Verson division manufactures a broad line of both medium and large technologically advanced mechanical and hydraulic metal forming presses. These products are used in the manufacture of components for the automotive, appliance, office equipment, farm equipment, ordnance, aerospace and general metal working industries. A transfer press is a specialized mechanical press that combines a series of operations by transferring a work piece from one station to another inside of a single press. Each station in the press has a separate die that is individually adjustable. This process allows all operations, from blank to finished product, to take place in one press, resulting in increased output and reduced labor expense. Prices vary by type and size. Size categories for transfer presses range from "A" (largest) to "D" (smallest). An "A" transfer press is generally 13 to 15 feet wide, 80 to 90 feet long and stands four stories tall. By comparison, a "B" transfer press is approximately 10 feet wide, 60 feet long and four stories tall. The difference between these machines is the component part size they can stamp. An "A" transfer press may sell for in excess of $25 million.

    Approximately 15% of Verson's revenue is generated by customer special services. Items included in the special services area are: repair parts, complete remanufacturing capability for used presses, and contract machining and manufacturing. In addition to the fabrication and machining of components, Verson provides complete tooling and engineering services necessary for turnkey systems. Verson also designs and supplies tools for metal forming, including metal stamping and cold extrusion.

    MARKETING. Verson's Marketing Group is headed by a Vice President of Marketing and Sales, with responsibility for all Verson products and services. Three Sales Managers, reporting to the Vice President, are responsible for press sales, tooling sales, and press rebuilding and contract services, respectively.

    Verson's major customers are the U.S. automobile manufacturers (both U.S. and Japanese owned) and first and second tier automotive parts producing companies, which, on average, account for the largest part of Verson's annual revenue. Verson's other major market served is the appliance industry and customers include all major brand names.

    Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981 and, most recently, a cross bar feed which significantly improves production.

    COMPETITION. There are only a few companies world-wide that supply large transfer press systems similar to those provided by Verson. Verson is now the only American owned company competing in this upper end segment. Principal competition comes from German and Japanese manufacturers. Press manufacturers compete on the basis of technology, capability, reliability and price. The larger presses are huge pieces of machinery standing more than three stories tall and weighing up to 2,000 tons. Consequently, the barriers to entry for new competitors are very difficult to overcome due to required capital.

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

    The Verson division of Allied Products is in a strong position to capitalize on major retooling and modernization programs as they come on stream. The second wave of this demand is being felt now with major suppliers to the automakers converting to new technology. Demand from the appliance industry continues to grow, more than offsetting declines in aerospace and ordnance. In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division completed a 40,000 square foot expansion of its assembly facilities. This addition has significantly expanded the division's capacity for manufacturing large transfer presses.

THERMOPLASTIC RESINS

    PRODUCTS AND SERVICES. The Coz division provides a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. Coz offers a full line of materials supply, including specialty thermoplastic compounds and compounding services, color and additive concentrates, the reprocessing of scrap thermoplastic resins, and the brokering of prime and secondary materials.

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

    Coz differentiates itself from its competition by covering all aspects of plastics material supply, including compounding, color and additives, concentrates, toll processing customers' materials, reprocessing scrap materials, and brokering both prime and off-spec materials.

    Over its 35-year business life, Coz has developed significant technical capabilities supported by excellent laboratory and production equipment. As a result, Coz is positioned as a high-end co-developer for special customer applications.

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

SALES BACKLOG

    Sales backlog as of December 31, 1995 was $173,361,000 compared to $176,403,000 at December 31, 1994. Over 90% of the backlog orders will be filled prior to the end of 1996.

EMPLOYEES

    Allied   Products   currently  employs   approximately   1,600  individuals.
Approximately 29% of Allied Products' employees are represented by unions.

RAW MATERIALS AND SOURCES OF SUPPLY

    The principal raw material used by the farm implement and metal press operations include steel and other metals and purchased components. The thermoplastic division uses thermoplastics resins and other chemicals. During 1995, the materials needed by Allied Products generally have been available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

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

MAJOR CUSTOMERS

    Net sales from continuing operations to the three major U.S. automobile manufacturers accounted for approximately 29% of total consolidated sales from continuing operations in 1995. Approximately 14% and 25% of Allied Products' consolidated net sales from continuing operations in 1994 and 1993, respectively, were derived from sales to the major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

SEASONALITY

    Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not affected by seasonality.

ENVIRONMENTAL FACTORS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of February 29, 1996.

                    NAME                                         POSITION WITH ALLIED PRODUCTS                    AGE
---------------------------------------------  -----------------------------------------------------------------  ---
Richard A. Drexler...........................  Chairman, President and Chief Executive Officer                    48
Kenneth B. Light.............................  Executive Vice President, Chief Financial and Administrative
                                                 Officer                                                          63
Martin A. German.............................  Senior Vice President                                              59
Bobby M. Middlebrooks........................  Senior Vice President                                              60
David B. Corwine.............................  Vice President, General Counsel and Secretary                      58
Robert J. Fleck..............................  Vice President-Accounting and Chief Accounting Officer             48
Patrick J. Riley.............................  Vice President and Treasurer                                       60

    No family relationships exist among the executive officers.

    Each executive officer, except Mr. German, has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

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

    Mr. Light, who became Chief Financial Officer in 1995, has been Executive Vice President and Chief Administrative Officer since 1982 and has also served as Secretary from 1972 to 1995. From 1980 to 1982, he was Senior Vice President-Administration, from 1976 to 1980 he was Vice President-General Counsel and prior to that he was General Counsel and Director of the Corporate Law Department. He became a Director of Allied Products in 1993.

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

    Mr. Corwine was  elected Vice  President, General Counsel  and Secretary  in
1995. From 1980 to 1995, he was General Counsel and Assistant Secretary, and prior to that he was Director of the Corporate Law Department and Assistant Secretary. Prior to joining Allied Products in 1979, he was General Attorney for Santa Fe Industries, Inc.

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

    Operations at the Bush Hog division are conducted in Selma, Alabama in two owned (one of which is mortgaged) facilities containing approximately 700,000 square feet in total. The division also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations at the Verson division are conducted in Chicago, Illinois in an owned facility containing approximately 400,000 square feet. Operations at the Coz division are conducted in Northbridge, Massachusetts in a leased facility containing approximately 231,000 square feet.

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

    None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange is as follows:

-----------------------------------------------------------------------------------------------------
                                BEGINNING  END OF
            1995                OF YEAR     YEAR      1995 QTR    HIGH        LOW        DIVIDEND
-----------------------------------------------------------------------------------------------------
Common                          $14 3/8    $24           1       $17 1/8    $13 3/8         $--
-----------------------------------------------------------------------------------------------------
                                                         2        19 7/8     16 3/4        .025
-----------------------------------------------------------------------------------------------------
                                                         3        23 1/4     18 3/4        .025
-----------------------------------------------------------------------------------------------------
                                                         4        24 1/8     20 1/8        .025
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                BEGINNING  END OF
            1994                OF YEAR     YEAR      1994 QTR    HIGH        LOW        DIVIDEND
-----------------------------------------------------------------------------------------------------
Common                          $12 1/2    $14 3/8       1       $17 3/8    $12 5/8         $--
-----------------------------------------------------------------------------------------------------
                                                         2        15         12 1/4         --
-----------------------------------------------------------------------------------------------------
                                                         3        14 7/8     12 1/2         --
-----------------------------------------------------------------------------------------------------
                                                         4        15 1/8     12             --
-----------------------------------------------------------------------------------------------------

    As of February 12, 1996, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,400.

    The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.025 per share to $.05 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        1995          1994          1993            1992             1991
                                                    ------------  ------------  ------------  ----------------   ------------
Net sales from continuing operations (A)..........  $260,861,000  $215,529,000  $217,988,000  $195,341,000       $159,023,000
Income (loss) from continuing operations (A)......  $ 33,989,000  $ 19,687,000  $  5,951,000  $  1,774,000(B)    $ (4,500,000)
Earnings (loss) per common share from continuing
  operations (A)..................................     $3.48         $1.96          $.43            $(.08)(B)      $(1.12)
Total assets......................................  $166,743,000  $150,555,000  $192,040,000  $284,612,000       $326,702,000
Long-term debt (including capitalized leases and
  redeemable preferred stock).....................  $    315,000  $ 12,130,000  $ 23,522,000  $117,833,000       $ 37,799,000
Cash dividend declared per common share...........     $.075          $--           $--           $--                $--

------------------------
(A)  Restated prior to 1993 to reflect the effects of discontinued operations.

(B) Excludes a charge of $1,739,000 ($.21 per common share) relating to the transition effect of adopting SFAS No. 106--Employers' Accounting for Postretirement Benefits Other Than Pensions on an immediate recognition basis.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OPERATING RESULTS
    Reference is made to Note 3 of Notes to Consolidated Financial Statements regarding the sale/shutdown and restructuring of operations prior to the end of 1994.

    During 1993, the Company sold the Smith Energy Services and White-New Idea Farm Equipment divisions for cash. The Company also closed down and liquidated the R/B Die & Prototype, International Agro, Kewanee Farm Equipment and Charles City Foundry and Machining operations during 1993. During 1994, the Company sold the business and certain assets of the Cooper division. The Company has included the results of these operations and, in the years prior to 1994, an allocation of financing costs, administrative and interest expenses and related restructuring cost provisions under the caption "Discontinued operations (net of tax)--Income from operations" in the accompanying Consolidated Statements of Income.

1995 COMPARED TO 1994

    Net sales from continuing operations in 1995 increased 21% to $260,861,000 compared to net sales from continuing operations of $215,529,000 in 1994. Income before taxes from continuing operations was $18,330,000 in 1995 compared to $20,564,000 in 1994. Excluding the effects of a $7,699,000 reserve for a long-term receivable in 1995 (see Note 10 of Notes to Consolidated Financial
Statements), income before taxes from continuing operations would have been $26,029,000, an increase of over 26% from the prior year. Net income in 1995 was $33,989,000 compared to net income of $14,333,000 reported in 1994. Excluding the effects of the above mentioned reserve and the income statement effect from a reduction in the valuation allowance associated with the Company's net deferred tax asset (see Note 4 of Notes to Consolidated Financial Statements), net income would have been $25,040,000 in 1995.

    Net sales at the Bush Hog division decreased by approximately 2% in 1995 compared to 1994. The majority of the decrease was associated with the disc mower and peanut combine product lines. During 1995, portions of the Midwest were affected by spring floods, resulting in lower crop plantings. In the southern portion of the country, extreme drought and insect infestation affected the cotton, corn and peanut crop. Cattle prices dropped during 1995 affecting the sales of larger cutters at the Bush Hog division. Cattle ranchers use these large cutters for grazing pasture maintenance. Decreases in sales noted above were partially offset by the effects of new products introduced in the current year. Gross profits and gross profit margins decreased in 1995 compared to 1994. The decreases were primarily related to the effects of decreased labor efficiencies and the mix of products sold. New product sales in the current year were generally not manufactured by the Bush Hog division but were purchased from outside sources under OEM (original equipment manufacturing) agreements, resulting in lower gross profit margins. Lower sales volume noted above also resulted in lower gross profits.

    At the Verson division, net sales increased by almost 60% in 1995 compared to the net sales level of 1994. During 1995, production began on an order for three "A" size transfer presses. The total value of the order was in excess of $85,000,000. Production and shipment of these presses will be completed in 1996. Revenues and profits are recognized on a percentage of completion basis for press production at the Verson division. Production on other press orders as well as parts sales also increased in 1995. Although profit margins decreased in 1995, gross profits increased, principally the result of increased production (sales) volume noted above. Gross profit margins decreased slightly in relation to press sales due to a mix of presses manufactured in 1995 compared to 1994. Margins on parts sales also decreased in 1995. Some parts business was subcontracted out in 1995 due to manufacturing requirements associated with the "A" presses. Warranty provisions increased in 1995 due to the increase in sales volume. Provisions for warranty in 1994 included the reversal of excess provisions in the prior year.

    Net sales at the Coz division increased 11% in 1995 compared to net sales of the prior year. The majority of the increase was associated with increased sale prices in the current year. During 1994 and the first half of 1995, the price of basic raw materials increased significantly. Sales prices were adjusted to partially offset the effect of these cost increases. In the last half of 1995, raw material prices decreased. Gross profits increased slightly in 1995 compared to 1994, principally from the effects of increased sales as noted above. Gross profit margins decreased slightly in the current year due to the mix of products sold and the difficulty in passing on material cost increases to customers. Manufacturing costs increased in 1995 due to a slight increase in employment levels and normal cost increases in labor, rent and supplies.

    Selling and administrative expenses were $34,452,000 (13.2% of net sales from continuing operations) in 1995 compared to $31,072,000 (14.4% of net sales from continuing operations) in 1994. In terms of actual dollars, selling expenses increased slightly in 1995. Increased costs at the Verson division associated with increased sales efforts were partially offset by decreased costs at the Bush Hog division related to changes within the commission structure at this operation. The increases in administrative expenses relate primarily to provisions ($932,000) for the new Target Benefit pension plan (effective January 1, 1995) and expenses totaling approximately $1,500,000 related to the termination/retirement of certain individuals. Normal cost increases (salaries, rent, utilities, insurance, etc.) also impacted both selling and administrative costs in 1995.

    The decrease in interest expense ($1,052,000 in 1995 compared to $1,859,000 in 1994) was directly related to reduced borrowing levels in the current year. In March 1994, the Company terminated certain financing arrangements and replaced them with a Revolving Credit Agreement. This agreement was amended in the first quarter of 1995 providing for reduced interest rates. Borrowing levels have been reduced due to the improved internal cash flow of the Company from its continuing operations.

    Other expense was $7,483,000 in 1995 compared to other expense of $1,198,000 in 1994. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1995 and 1994.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements for an explanation of the current and deferred provision (credit) for income taxes in 1995 and 1994.

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

    Net sales at the Bush Hog division increased by over 11% in 1994 compared to 1993. The most significant increases in net sales occurred within the loader and disc mower product lines in 1994. In general, the agricultural equipment industry experienced improvement over the prior year due to a number of factors. The year of 1994 was a record year for corn, soybean and cotton production. Planted acreage also increased in 1994 over 1993 levels. The most significant increase in net sales at the Bush Hog division was within the loader product line. The overall market for the front end loaders increased this past year. The division manufactures adaptor kits so that loaders can be mounted on more than 1200 different tractor models. Disc mower and parts sales also increased in 1994. These increases were partially offset by decreased rotary cutter sales. This decrease was primarily related to the effects of lower cattle prices. Gross profits and gross profit margins improved in 1994 at the Bush Hog division. Approximately 60% of the increase in gross profits was directly related to the increased sales volume as discussed above. The effects of sales price increases during 1994 resulted in improved margins and increased gross profits. On an overall basis, manufacturing variances increased slightly in 1994. Increases in direct manufacturing inefficiencies (resulting from increased facility utilization and late receipt of purchased components) were mostly offset by the effects of manufacturing cost reductions and decreased warranty claims in 1994.

    At the Verson division, net sales decreased by approximately 17% in 1994 compared to 1993. In late 1991, the division had received a large press order. During 1993, production was completed on this order. Orders for production in 1994 to replace the work completed did not materialize in sufficient amounts. During the last half of 1994 and the early part of 1995, the division received a significant number of new press orders, including orders for three "A" size transfer presses with a sales value of over $85,000,000. While gross profits remained approximately equal to those of the prior year, gross profit margins improved in 1994. The increase was the result of several factors, including improved margins on parts sales (prices were increased in the early part of 1994), improved mix of products sold and lower warranty expenses.

    Net sales at the Coz division increased by approximately 6% in 1994 compared to 1993. Processed compounds represent the largest product line increase due to expansion of the customer base and increased selling prices. Gross profits at the Coz division increased, due primarily to the effect of increased selling prices and, to a lesser extent, the mix of products sold. Partially offsetting this increase was the effect of increased material costs in 1994. Prices of certain raw materials increased significantly during the past year. Selling prices were increased to offset these cost increases. Prices continued to escalate in the early part of 1995. Shipping costs also increased in 1994 due to the effects of increased sales volume and increased shipping container costs. Utility expenses increased in 1994 due to additional space being leased for offices with the old office space now being utilized for manufacturing purposes. Gross profit margins of the Coz division remained constant in 1994 compared to 1993.

    Selling and administrative expenses decreased to $31,072,000 (14.4% of net sales from continuing operations) from $31,427,000 (also 14.4% of net sales from continuing operations) in 1993. On an overall basis, selling expenses increased in 1994 compared to 1993. The most significant increase was related to commissions, primarily at the Bush Hog division where sales increased in 1994. The Coz division increased the employment level of its sales force in 1994 resulting in increased costs. These increases were offset by lower commission expenses at the Verson division as this operation is phasing out the use of commissioned brokers in the sale of presses. The increase in selling expenses was more than offset by lower administrative expenses, primarily in the areas of professional fees and insurance costs. Office related costs were also reduced with the relocation of the Corporate Office during 1994. Staffing levels were reduced from 1993 levels. These decreases were partially offset by a provision of $450,000 as a supplemental contribution to the SMART pension plan, a $400,000 provision for the new Executive Retirement Plan and other normal increases experienced in operations throughout the Company.

    The decrease in interest expenses ($1,859,000 for 1994 compared to $6,376,000 in 1993 after an allocation to discontinued operations) was directly related to a significantly reduced borrowing level and the effects of lower average interest rates associated with outstanding debt in 1994.

    Other expense in 1994 was $1,198,000 compared to $4,614,000 in 1993. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1994 and 1993.

    Loss from discontinued operations totaled $5,354,000 in 1994. Approximately half of the loss was related to the operating results of the Cooper division which was sold at the end of the second quarter following the termination of a proposed sale earlier in the year. Other significant items included environmental related issues (see Note 10 of Notes to Consolidated Financial Statements) and insurance costs associated with discontinued operations, and the final settlement of the disposition of the White-New Idea operation (see Note 3 of Notes to Consolidated Financial Statements).

FINANCIAL CONDITION

1995

    Working capital at December 31, 1995 was $54,947,000 and the current ratio was 1.84 to 1.0. Net accounts receivable decreased by approximately $2,000,000 in 1995. The majority of the decrease was related to the Verson division. Receivables at this division are a function of shipments (revenues recognized on a percentage of completion basis are accumulated in inventory). Press shipments in the last few months of 1995 decreased compared to the end of the prior year. This decrease was partially offset by the effects of increased receivables at the Bush Hog division. The increase reflects decreased retail sales of large cutters and peanut combines due to market conditions described earlier. On a consolidated basis, inventory levels increased by approximately $4,000,000 in 1995. The entire increase was related to the Verson division where production continues on an order for three "A" size transfer presses discussed earlier. A portion of the increase in accumulated costs of presses in progress has been offset by increased customer deposits and progress payments related to the contracts in process. Inventories at the Bush Hog and Coz divisions decreased in 1995.

    Major fixed asset additions in 1995 include building additions at the Verson division (primarily to expand the press assembly area) and a new paint system at the Bush Hog division. Other fixed asset additions at all divisions were for equipment to improve productivity and quality in the products manufactured. Funds to finance these additions include current operating cash flow and borrowings (subsequently repaid) under the Revolving Credit Agreement. During 1995, the Company sold for cash certain idle facilities and other operating and nonoperating assets which resulted in gains of approximately $2,000,000.

    The decrease in notes receivable due after one year was related to a reserve of $7,699,000 established in 1995 for the remaining unreserved amount due the Company from the sale of an operation in 1991. See Note 10 of Notes to Consolidated Financial Statements.

    The deferred tax asset results from the reversal of the valuation allowance associated with certain net operating loss carryforwards, tax credits and timing differences in 1995. The recent earnings history of the Company and prospects for the future makes it more likely than not that the Company will utilize the benefits arising from the items noted above. See Note 4 of Notes to Consolidated Financial Statements.

    Borrowings under the Revolving Credit Agreement at the end of 1995 were primarily related to the "A" size transfer presses in production at the Verson division and the normal seasonal needs at the Bush Hog division associated with inventory build schedules prior to the spring selling season.

    During 1995, the Company retired all outstanding Series B and C preferred shares through the use of internally generated funds.

1994

    Working capital at December 31, 1994 was $33,531,000 and the current ratio was 1.53 to 1.0. Net accounts receivable increased by almost $2,000,000 in 1994. The majority of the increase was related to the Bush Hog division where sales increased in 1994 as noted above. Coz division receivables also increased at the end of 1994. This increase was associated primarily with strong sales in the fourth quarter of 1994. Receivables at the end of 1994 also included a short-term secured note taken by the Company as part of the proceeds from the sale of the Cooper division. This note was paid in full subsequent to the end of 1994. These increases were partially offset by the effects of lower press shipments at the Verson division in 1994 and the effects of the disposition of the Cooper division.

    On a consolidated basis, inventories increased by approximately $3,700,000 at the end of 1994 compared to the end of 1993. The majority of the increase was related to the Bush Hog division. Production was increased in the fourth quarter of 1994 to avoid capacity limitations in the first half of 1995. Coz inventory levels also increased due to increased orders and the effects of increased material prices. These increases were offset partially by the effects of the sale of the Cooper division and lower net inventory levels at the Verson division due to the effects of increased customer deposits for jobs in progress.

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

LIQUIDITY AND CAPITAL RESOURCES

    At the end of 1995, the Company's sales backlog was in excess of $173,000,000. The majority of the amount is related to the Verson division and is represented principally by orders for new presses. Accumulated production costs are not invoiced until shipment. In order to fund the cost of production, the Verson division receives deposits from customers at the time the press order is accepted. Many press orders also require periodic progress payments from the customer during the production process, which minimizes the Company's cash requirements during the manufacturing cycle.

    At the Bush Hog division, cash collections associated with machine sales generally are dependant upon the retail sale of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the agricultural equipment industry. With the exception of the cattle industry, the overall farm economy is sound. It is anticipated that farm cash income will be up slightly in 1995 and will increase in 1996 due to higher crop prices, increased demand and more acres being planted. Debate on a new farm bill continues in Congress.

    As discussed earlier, the Company completed major fixed asset additions during 1995. These additions were financed through the use of internally generated funds and borrowings under the Revolving Credit Agreement. The Company currently has no major commitments for fixed asset additions.

    As noted above, the Company reversed its previous valuation allowance associated with certain net operating loss carryforwards, tax credits and timing differences. In years subsequent to 1995, the Company will be recording a tax provision based principally upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as the Company continues to utilize its substantial tax loss carryforwards for tax reporting purposes.

    Reference is made to Note 10 of Notes to Consolidated Financial Statements for a current discussion on outstanding environmental and legal issues and other contingent liabilities.

    As of December 31, 1995, the Company had cash and cash equivalents of $744,000 and additional funds of $23,800,000 available under its Revolving Credit Agreement. The Company believes that its expected operating cash flow and funds available under its Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During 1995 the Company has been in compliance with all provisions of loan agreements in effect.

    Subsequent to the end of 1995, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options previously issued. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors also authorized the purchase by the Company of up to an additional 250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions.

    On February 2, 1996, the Company announced an increase in the quarterly dividend from $.025 per share to $.05 per share, effective with the first quarter dividend payable on March 31, 1996 to shareholders of record on February 23, 1996.

IMPACT FROM NOT YET EFFECTIVE RULES

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123--Accounting for Stock Based Compensation. Under the provisions of this statement, the fair value of stock options issued may be determined by using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The statement also provides for valuation of nonvested stock (usually referred to as restricted stock) and employee stock purchase plans. Valuation for stock issued under these various plans using the fair value based method described above may result in compensation costs to the issuer at the grant date and is recognized over the service period, which is usually the vesting period. Reporting compensation for these plans under this statement is optional. Companies choosing not to value stock options or similar equity instruments under the fair value based method must provide pro forma disclosure amounts that reflect the difference between compensation cost included in net income and the related cost measured by the fair value based method defined in SFAS No. 123, including tax effects, if any, that would have been recognized in the income statement if the fair value based method had been used. Adoption of this statement is required for transactions entered into in years that begin after December 15, 1995.

    The Company is in the process of reviewing the effects of this statement and has not decided whether or not to adopt the preferable fair value based method of accounting for stock-based compensation as it relates to the issuance of stock options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    We have audited the consolidated balance sheets of Allied Products Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule listed in Part IV of Form 10-K,
Item 14(a)2 for each of the three years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L. L. P.

Chicago, Illinois
February 2, 1996

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1995              1994              1993
                                                              ----------------  ----------------  ----------------
Net sales from continuing operations........................  $    260,861,000  $    215,529,000  $    217,988,000
Cost of products sold.......................................       199,544,000       160,836,000       169,184,000
                                                              ----------------  ----------------  ----------------
  Gross profit..............................................  $     61,317,000  $     54,693,000  $     48,804,000
                                                              ----------------  ----------------  ----------------
Other costs and expenses:
  Selling and administrative expenses.......................  $     34,452,000  $     31,072,000  $     31,427,000
  Interest expense..........................................         1,052,000         1,859,000         6,376,000
  Other (income) expense, net...............................         7,483,000         1,198,000         4,614,000
                                                              ----------------  ----------------  ----------------
                                                              $     42,987,000  $     34,129,000  $     42,417,000
                                                              ----------------  ----------------  ----------------
Income before taxes from continuing operations before
 extraordinary charge.......................................  $     18,330,000  $     20,564,000  $      6,387,000
Provision (credit) for income taxes:
  Current...................................................           989,000           877,000           436,000
  Deferred..................................................       (16,648,000)        --                --
                                                              ----------------  ----------------  ----------------
Income from continuing operations before extraordinary
 charge.....................................................  $     33,989,000  $     19,687,000  $      5,951,000
                                                              ----------------  ----------------  ----------------
Discontinued operations (net of tax):
  Income from operations....................................  $      --         $      --         $      5,847,000
  Gain (loss) on disposition of discontinued operations and
   other costs..............................................         --               (5,354,000)        5,538,000
                                                              ----------------  ----------------  ----------------
  Income (loss) from discontinued operations................  $      --         $     (5,354,000) $     11,385,000
                                                              ----------------  ----------------  ----------------
Income before extraordinary charge..........................  $     33,989,000  $     14,333,000  $     17,336,000
Extraordinary loss on early extinguishment of debt, less
 applicable income tax benefit..............................         --                --               (2,052,000)
                                                              ----------------  ----------------  ----------------
Net income..................................................  $     33,989,000  $     14,333,000  $     15,284,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net income applicable to common stock.......................  $     32,789,000  $     12,440,000  $     13,211,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Earnings (loss) per common share:
 Primary --
  Continuing operations.....................................       $3.48             $1.96             $0.43
  Discontinued operations...................................         --              (0.59)             1.27
  Extraordinary loss........................................         --                --              (0.23)
                                                                   -----             -----             -----
  Income per common share...................................       $3.48             $1.37             $1.47
                                                                   -----             -----             -----
                                                                   -----             -----             -----
 Fully diluted --
  Continuing operations.....................................       $3.45             $1.96             $0.43
  Discontinued operations...................................         --              (0.59)             1.27
  Extraordinary loss........................................         --                --              (0.23)
                                                                   -----             -----             -----
  Income per common share...................................       $3.45             $1.37             $1.47
                                                                   -----             -----             -----
                                                                   -----             -----             -----
Weighted average shares outstanding:
  Primary...................................................     9,414,000         9,102,000         8,999,000
                                                                 ---------         ---------         ---------
                                                                 ---------         ---------         ---------
  Full diluted..............................................     9,494,000         9,102,000         8,999,000
                                                                 ---------         ---------         ---------
                                                                 ---------         ---------         ---------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1995              1994
                                                                             ----------------  ----------------
Current Assets:
  Cash and cash equivalents................................................  $        744,000  $      1,654,000
                                                                             ----------------  ----------------
  Notes and accounts receivable, less allowances of $948,000 and
   $1,521,000, respectively................................................  $     44,293,000  $     46,267,000
                                                                             ----------------  ----------------
  Inventories:
    Raw materials..........................................................  $     12,037,000  $     11,556,000
    Work in process........................................................        20,438,000        16,437,000
    Finished goods.........................................................        19,931,000        20,462,000
                                                                             ----------------  ----------------
                                                                             $     52,406,000  $     48,455,000
                                                                             ----------------  ----------------
  Deferred tax asset.......................................................  $     22,538,000  $      --
                                                                             ----------------  ----------------
  Prepaid expenses.........................................................  $        323,000  $        456,000
                                                                             ----------------  ----------------
      Total current assets.................................................  $    120,304,000  $     96,832,000
                                                                             ----------------  ----------------
Plant and Equipment, at cost:
  Land.....................................................................  $      2,172,000  $      2,311,000
  Buildings and improvements...............................................        36,269,000        34,252,000
  Machinery and equipment..................................................        47,078,000        40,126,000
                                                                             ----------------  ----------------
                                                                             $     85,519,000  $     76,689,000
  Less--Accumulated depreciation and amortization..........................        47,083,000        46,128,000
                                                                             ----------------  ----------------
                                                                             $     38,436,000  $     30,561,000
                                                                             ----------------  ----------------
Other Assets:
  Notes receivable, due after one year, less allowance of $7,699,000 at
   December 31, 1995.......................................................  $         40,000  $      7,658,000
  Deferred tax asset.......................................................         4,823,000         --
  Deferred charges (goodwill), net of amortization.........................         1,845,000        14,626,000
  Other....................................................................         1,295,000           878,000
                                                                             ----------------  ----------------
                                                                             $      8,003,000  $     23,162,000
                                                                             ----------------  ----------------
                                                                             $    166,743,000  $    150,555,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1995              1994
                                                                             ----------------  ----------------
Current Liabilities:
  Revolving credit agreement...............................................  $     11,200,000  $     10,300,000
  Current portion of long-term debt........................................           621,000           689,000
  Accounts payable.........................................................        21,152,000        20,475,000
  Accrued expenses.........................................................        32,384,000        31,837,000
                                                                             ----------------  ----------------
      Total current liabilities............................................  $     65,357,000  $     63,301,000
                                                                             ----------------  ----------------
Long-term debt, less current portion shown above...........................  $        315,000  $        630,000
                                                                             ----------------  ----------------
Other long-term liabilities................................................  $      2,806,000  $      2,622,000
                                                                             ----------------  ----------------
Redeemable  preferred stock:  $10.81 Series  C Cumulative  Preferred Stock;
 stated value  $100  per  share,  authorized  150,000  shares;  issued  and outstanding,  none  and  115,000 shares  at  December 31,  1995  and 1994,
 respectively..............................................................  $      --         $     11,500,000
                                                                             ----------------  ----------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Series B Variable Rate Cumulative Preferred Stock, stated value $50 per share; authorized  350,000 shares;  issued and  outstanding, none  and
     146,800 shares at December 31, 1995 and 1994, respectively............  $      --         $      7,340,000
    Undesignated--authorized  1,500,000  shares  at December  31,  1995 and
     1994; none issued.....................................................         --                --
  Common stock, par  value $.01  per share;  authorized 25,000,000  shares;
   issued  9,138,344 and  9,103,344 shares at  December 31,  1995 and 1994,
   respectively............................................................            91,000            91,000
  Additional paid-in capital...............................................        93,143,000        92,146,000
  Retained earnings (deficit)..............................................         5,031,000       (27,075,000)
                                                                             ----------------  ----------------
                                                                             $     98,265,000  $     72,502,000
                                                                             ----------------  ----------------
                                                                             $    166,743,000  $    150,555,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                                 1995             1994             1993
                                                                           ----------------  --------------  ----------------
Cash Flows from Operating Activities:
  Net income.............................................................  $     33,989,000  $   14,333,000  $     15,284,000
  Adjustments to reconcile net income to net cash provided from operating activities:
    Income on disposition of discontinued operations.....................         --                (50,000)       (5,538,000)
    Gains on sales of operating and non-operating assets.................        (2,000,000)       (214,000)         (497,000)
    Extraordinary loss on early extinguishment of debt...................         --               --               2,052,000
    Effect of provision for restructuring costs..........................         --               --                 700,000
    Depreciation and amortization........................................         5,033,000       5,159,000         7,402,000
    Amortization of deferred charges and (credits), net..................         2,068,000       2,067,000          (216,000)
    Deferred tax credit..................................................       (16,648,000)       --               --
    Provision for collectability of long-term receivable.................         7,699,000        --               --
    Changes in noncash assets and liabilities, net of effects of assets/businesses sold and noncash transactions:
      (Increase) decrease in accounts receivable.........................            99,000        (100,000)       29,581,000
      (Increase) decrease in inventories.................................        (3,951,000)     (5,596,000)       22,034,000
      Decrease in prepaid expenses.......................................           133,000       1,459,000           784,000
      Decrease in notes receivable, due after one year...................           423,000         807,000           997,000
      Increase (decrease) in accounts payable and accrued expenses.......         1,349,000      (8,490,000)       (5,219,000)
    Other, net...........................................................           802,000        (431,000)          390,000
                                                                           ----------------  --------------  ----------------
  Net cash provided from operating activities............................  $     28,996,000  $    8,944,000  $     67,754,000
                                                                           ----------------  --------------  ----------------
Cash Flows from Investing Activities:
  Additions to plant and equipment.......................................  $    (14,378,000) $   (6,957,000) $     (7,741,000)
  Proceeds from sales of plant and equipment.............................         3,611,000       2,452,000         8,311,000
  Proceeds from sales of assets/businesses...............................         --                343,000        62,834,000
                                                                           ----------------  --------------  ----------------
  Net cash provided from (used for) investing activities.................  $    (10,767,000) $   (4,162,000) $     63,404,000
                                                                           ----------------  --------------  ----------------
Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt..............................  $      --         $     --        $     33,348,000
  Borrowings under the revolving loan agreements.........................         --             29,246,000       145,081,000
  Payments under the revolving loan agreements...........................         --            (48,508,000)     (129,777,000)
  Borrowings under revolving credit agreement............................       110,300,000      52,100,000         --
  Payments under revolving credit agreement..............................      (109,400,000)    (41,800,000)        --
  Payments of short and long-term debt...................................          (827,000)    (33,881,000)     (139,769,000)
  Payments of preferred stock redemptions................................       (17,997,000)     (3,100,000)          (66,000)
  Dividends paid.........................................................        (1,883,000)     (1,893,000)       (1,716,000)
  Stock option transactions..............................................           668,000         292,000           711,000
                                                                           ----------------  --------------  ----------------
  Net cash used for financing activities.................................  $    (19,139,000) $  (47,544,000) $    (92,188,000)
                                                                           ----------------  --------------  ----------------
Net increase (decrease) in cash and cash equivalents.....................  $       (910,000) $  (42,762,000) $     38,970,000
Cash and cash equivalents at beginning of year...........................         1,654,000      44,416,000         5,446,000
                                                                           ----------------  --------------  ----------------
Cash and cash equivalents at end of year.................................  $        744,000  $    1,654,000  $     44,416,000
                                                                           ----------------  --------------  ----------------
                                                                           ----------------  --------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1995          1994            1993
                                                                       -----------  -------------  --------------
Supplemental Information:
      (A)  Noncash investing and financing activities:
       1.  Assets acquired through the assumption of debt............  $   444,000  $     115,000  $      387,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       2.  Series B  Preferred stock  dividends paid/payable  through
             the issuance of common stock............................  $   --       $    --        $      398,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       3.  Series  B  Preferred  stock  redemptions  ($3,200,000) and
             dividends  ($666,000)  paid  through  the  issuance   of
             subordinated debt, net of $722,000 cash paid............  $   --       $    --        $    3,144,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       4.  Series  C Preferred  stock dividends  paid/payable through
             the issuance of common stock............................  $   --       $    --        $      405,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       5.  Series C  Preferred  stock  redemptions  ($2,100,000)  and dividends  ($1,527,000)  paid  through  the  issuance of
             subordinated debt, net of $1,060,000 cash paid..........  $   --       $    --        $    2,567,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       6.  Interest  expense  paid  through  the  issuance  of   sub-
             ordinated debt..........................................  $   --       $    --        $      161,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       7.  Debt assumed by purchasers of businesses sold.............  $   --       $    --        $      760,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
       8.  Proceeds  (primarily notes  receivable) received  from the
             sales of discontinued operations........................  $   --       $   2,011,000  $      100,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
      (B)  Interest paid during year.................................  $   939,000  $   2,657,000  $   10,311,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------
      (C)  Income/franchise  taxes   paid   during   year,   net   of
             refunds.................................................  $   471,000  $     522,000  $      812,000
                                                                       -----------  -------------  --------------
                                                                       -----------  -------------  --------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                           PREFERRED AND COMMON STOCK

                                                                                  SERIES B
                                                                               PREFERRED ($50    COMMON ($.01
                                                                                STATED VALUE       PAR VALUE
                                                                                 PER SHARE)       PER SHARE)
                                                                               ---------------  ---------------
Balance at December 31, 1992.................................................   $  12,240,000     $    86,000
  Redemption  of 64,000  Series B  preferred shares  through the  issuance of
   subordinated notes and cash...............................................      (3,200,000)        --
  Issuance of  127,296  common  shares  for payment  of  Series  B  preferred
   dividends.................................................................        --                 1,000
  Issuance  of  202,688  common  shares for  payment  of  Series  C preferred
   dividends.................................................................        --                 2,000
  Issuance of 133,515 common shares in connection with the exercises of stock
   options...................................................................        --                 2,000
                                                                               ---------------  ---------------
Balance at December 31, 1993.................................................   $   9,040,000     $    91,000
  Redemption of 34,000 Series B preferred shares.............................      (1,700,000)        --
  Issuance of 14,734 common shares in connection with the exercises of  stock
   options...................................................................        --               --
                                                                               ---------------  ---------------
Balance at December 31, 1994.................................................   $   7,340,000     $    91,000
  Redemption of 146,800 Series B preferred shares............................      (7,340,000)        --
  Issuance  of 35,000 common shares in connection with the exercises of stock
   options...................................................................        --               --
                                                                               ---------------  ---------------
Balance at December 31, 1995.................................................   $    --           $    91,000
                                                                               ---------------  ---------------
                                                                               ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

           ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

                                                                                                  ADDITIONAL       RETAINED
                                                                                                   PAID-IN         EARNINGS
                                                                                                   CAPITAL         (DEFICIT)
                                                                                                --------------  ---------------
Balance at December 31, 1992..................................................................  $   90,930,000  $   (52,121,000)
  Net income for the year.....................................................................        --             15,284,000
  Preferred dividends paid/declared:
    Series B paid  through the  issuance of  127,296 common  shares (variable  based on  prime
     rate--$1.625 per share)..................................................................         397,000        --
    Series B paid through the issuance of subordinated notes and cash (variable based on prime
     rate--$3.00 per share)...................................................................        --               (666,000)
    Series B declared payable in January 1994--$.75 per share.................................        --               (136,000)
    Series C paid through the issuance of 202,688 common shares--$2.7025 per share............         403,000        --
    Series C paid through the issuance of subordinated notes and cash--$10.81 per share.......        --             (1,527,000)
    Series C declared payable in January 1994--$2.7025 per share..............................        --               (349,000)
  Excess  of proceeds received over cost of common shares purchased and reissued in connection
   with the exercise of stock options to purchase 17,710 common shares........................          22,000        --
  Issuance of 133,515 common shares in connection with exercises of stock options.............         643,000        --
                                                                                                --------------  ---------------
Balance at December 31, 1993..................................................................  $   92,395,000  $   (39,515,000)
  Net income for the year.....................................................................        --             14,333,000
  Preferred dividends declared and paid:
    Series B (variable based on prime rate--$3.375 per share).................................        --               (574,000)
    Series C--$10.81 per share................................................................        --             (1,319,000)
  Excess of cost  ($843,000) over  fair market  value of  59,979 common  shares purchased  and
   reissued in connection with the Company's incentive stock plan.............................        (375,000)       --
  Issuance of 14,734 common shares in connection with the exercises of stock options..........         126,000        --
                                                                                                --------------  ---------------
Balance at December 31, 1994..................................................................  $   92,146,000  $   (27,075,000)
  Net income for the year.....................................................................        --             33,989,000
  Preferred dividends declared and paid:
    Series B (variable based on prime rate--$1.825 per share).................................        --               (268,000)
    Series C--$8.1075 per share...............................................................        --               (932,000)
  Common dividends declared and paid--$.075 per share.........................................        --               (683,000)
  Issuance of 35,000 common shares in connection with the exercise of stock options...........         205,000        --
  Excess  of cost  ($589,000) over  fair market  value of  41,961 common  shares purchased and
   reissued in connection with the Company's contribution to the Employee Stock Plan..........         (30,000)       --
  Excess of cost  ($614,000) over  fair market  value of  42,500 common  shares purchased  and
   reissued in connection with the Company's incentive stock plan.............................        (151,000)       --
  Excess of stated value over cost ($5,516,000) in connection with the early retirement of the
   Series B preferred stock...................................................................         973,000        --
                                                                                                --------------  ---------------
Balance at December 31, 1995..................................................................  $   93,143,000  $     5,031,000
                                                                                                --------------  ---------------
                                                                                                --------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements

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

  NATURE OF OPERATIONS--

    Allied Products Corporation manufactures agricultural equipment and large metal stamping presses, and supplies thermoplastic compounds and additives. All manufacturing operations are within the United States. Agricultural equipment manufactured by the Bush Hog division is primarily sold through dealerships in the United States with some limited export sales to Canada. Metal stamping presses produced by the Verson division are sold directly to the end users which include automobile manufacturers, first and second tier automotive parts producing companies and the appliance industry. Automobile manufacturers and automotive parts producing companies account for approximately 80% of the Verson division's revenues. Press sales generally are concentrated in the United States and Mexico. The Coz division provides a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. Sales are concentrated in the northeastern portion of the United States.

  USE OF ESTIMATES--

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  ACCOUNTS RECEIVABLE--

    Agricultural equipment current accounts receivables are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Agricultural equipment receivables (with the exception of receivables associated with service parts and original equipment manufacturing-OEM-arrangements) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

  INVENTORIES--

    The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

    Included in work in process inventory are accumulated costs ($15,983,000 at December 31, 1995 and $11,055,000 at December 31, 1994) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of profit recognized in relation to the sales recorded, less customer payments ($55,381,000 at December 31, 1995 and $11,672,000 at December 31, 1994) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

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

  DEFERRED CHARGES (GOODWILL)--

    Deferred charges (goodwill) associated with the 1986 acquisition of Verson (approximately $13,113,000) are amortized on a straight line basis over a period of 20 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. Such assessment includes obsolescence, demand, new technology, competition and other pertinent economic factors and trends that may have an impact on the value of remaining useful life of goodwill.

  EARNINGS (LOSS) PER COMMON SHARE--

    Earnings per common share is based on the average number of common shares outstanding (9,126,000, 9,102,000 and 8,999,000 for the years ended December 31, 1995, 1994 and 1993, respectively) after decreasing net income for preferred dividend requirements ($1,200,000, $1,893,000 and $2,073,000 for the years ended December 31, 1995, 1994 and 1993, respectively). For 1995, the average number of common shares outstanding was increased by the dilutive effect of outstanding stock options (288,000 shares as it relates to weighted average shares outstanding--primary and 368,000 shares as it relates to weighted average shares outstanding--fully diluted). The assumed exercise of stock options would not result in a material dilution for the years ended December 31, 1994 and 1993.

  INCOME TAXES--

    Income taxes are accounted for under the asset and liability method in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109 (SFAS 109)--Accounting for Income Taxes. See Note 4.

  STATEMENT OF CASH FLOWS--

    For purposes of the Consolidated Statements of Cash Flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

  FINANCIAL INSTRUMENTS--

    The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the Series B and C Preferred Stocks at December 31, 1994 is estimated to approximate the carrying value of these securities based upon the redemption features within the Certificate of Designation on each series of preferred stock.

  RECENTLY ISSUED ACCOUNTING STANDARD--

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123--Accounting for Stock Based Compensation. Under the provisions of this statement, the fair value of stock options issued may be determined by using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The statement also provides for

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES valuation of nonvested stock (usually referred to as restricted stock) and employee stock purchase plans. Valuation for stock issued under these various plans using the fair value based method described above may result in compensation costs to the issuer at the grant date and is recognized over the service period, which is usually the vesting period. Reporting compensation for these plans under this statement is optional. Companies choosing not to value stock options or similar equity instruments under the fair value based method must provide pro forma disclosure amounts that reflect the difference between compensation cost included in net income and the related cost measured by the fair value based method defined in SFAS No. 123, including tax effects, if any, that would have been recognized in the income statement if the fair value based method had been used. Adoption of this statement is required for transactions entered into in years that begin after December 15, 1995.

    The Company is in the process of reviewing the effects of this statement and has not decided whether or not to adopt the preferable fair value based method of accounting for stock-based compensation as it relates to the issuance of stock options.

  RECLASSIFICATIONS--

    Certain amounts in the 1994 and 1993 consolidated financial statements and related notes have been reclassified to conform with the 1995 presentation.

2.  ACCRUED EXPENSES:

    The Company's accrued expenses consist of the following:

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1995            1994
                                                                              --------------  --------------
Salaries and wages..........................................................  $    5,542,000  $    4,678,000
Warranty....................................................................       9,077,000       5,817,000
Self insurance accruals.....................................................       4,411,000       6,522,000
Restructuring and other costs, primarily related to discontinued
 operations.................................................................       1,494,000       3,373,000
Pensions, including retirees' health........................................       5,901,000       4,985,000
Taxes, other than income taxes..............................................         738,000       1,288,000
Environmental matters.......................................................       3,019,000       3,045,000
Other.......................................................................       2,202,000       2,129,000
                                                                              --------------  --------------
                                                                              $   32,384,000  $   31,837,000
                                                                              --------------  --------------
                                                                              --------------  --------------

3.  DISCONTINUED OPERATIONS:

    During 1992, the Company announced the closing of manufacturing operations at the Kewanee Farm Equipment division and the Charles City machining and foundry division. Production was discontinued at these operations during 1993. During 1993, the Company discontinued manufacturing operations at the R/B Die and Prototype division. All machinery and equipment associated with these operations were sold for cash during 1993. Also during 1993, the Company sold for cash the majority of the assets of the Smith Energy Services division. The resulting gains (approximately $1,400,000) from these asset dispositions were credited to the restructuring reserve as discussed below. The Company's International Agro division also was closed during 1993. At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. In connection with the sale of the White-New Idea division, the purchaser is required to purchase the real estate located in Coldwater, Ohio pending a favorable review of environmental matters. The Company is in the process of completing an evaluation of the status of environmental conditions at this location--see Note 10. During 1995, the Company and the purchaser of the White-New Idea division agreed to a five-year lease of the Coldwater, Ohio facility while the Company completes the evaluation. Sale of the facility to the purchaser of the White-New Idea division will occur after completion of the evaluation and after resolution of any issues raised by the evaluation.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

During 1995 and 1994, the Company provided additional amounts (based upon an independent review) for the environmental clean up of this facility. The Company also sold in 1994 the business and certain assets of the Cooper division for cash and a collateralized short-term note. In 1994, discontinued operations include operating losses at the Cooper division related to the delayed sale of this business and additional provisions primarily related to environmental issues and a dispute resolution on a business sold in 1993, net of an income tax benefit allocation of $211,000. During 1993, the Company also included an allocation of financing costs and administrative and interest expense (the latter based upon these operations' proportionate share of consolidated invested capital) and related restructuring cost provisions (as discussed below) under this same caption.

    Summarized operating results of discontinued operations for the year ended December 31, 1993 are as follows:

Net sales............................................................  $ 152,592,000
                                                                       -------------
                                                                       -------------
Operating income.....................................................  $  11,851,000
Provision for restructuring costs....................................       (700,000)
Finance costs, administrative and interest expense allocation........     (5,304,000)
                                                                       -------------
Income from operations...............................................  $   5,847,000
                                                                       -------------
                                                                       -------------

  RESTRUCTURING COSTS--

    Prior to 1993, the Company provided $14,000,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. During 1993, an additional $700,000 was provided for restructuring costs. The restructuring of operations called for several significant changes within various operations of the Company.

    The changes included the closing of manufacturing operations at the Kewanee Farm Equipment division, the phase out of the operation at the Charles City, Iowa machining and foundry division (production was completed in the third quarter of 1993), the phase out of the manufacturing operations at the R/B Die and Prototype division (production was completed in the second quarter of 1993) and the sale of the Smith Energy Services division. The provision for restructuring these operations included non-recurring, non-operating costs subsequent to the completion of production, including severance and other employee benefits, costs associated with the relocation of machinery and equipment from Charles City to other facilities, costs associated with preparation for the auctions and other facility related costs.

    In addition, the Company phased out its centralized Management Information Services operation at the Corporate Office in 1993. The reserve for restructuring included a provision for severance and other employee related expenses and the estimated costs of the termination of lease agreements for the MIS facility and hardware/software.

    Net charges to the restructuring reserve in 1995, 1994 and 1993 were $1,879,000, $3,931,000 and $9,515,000, respectively.

    As of December 31, 1995, the accompanying consolidated balance sheet includes real estate with a net book value of $2,833,000, which is held for sale, including $1,979,000 related to real estate under lease to the purchaser of the White-New Idea division as discussed above.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

4.  INCOME TAXES:

    Provision (credit) for income taxes in 1995, 1994 and 1993 consists of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                       1995           1994         1993
                                                                  ---------------  -----------  -----------
Federal--current................................................  $       756,000  $   422,000  $   514,000
Federal--deferred...............................................      (16,648,000)     --           --
State--current..................................................          233,000      244,000      232,000
                                                                  ---------------  -----------  -----------
  Total provision (credit)......................................  $   (15,659,000) $   666,000  $   746,000
                                                                  ---------------  -----------  -----------
                                                                  ---------------  -----------  -----------

    Allocation of the provision (credit) for income taxes in the 1995, 1994 and 1993 Consolidated Statements of Income include the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                       1995            1994         1993
                                                                  ---------------  ------------  -----------
Continuing operations...........................................  $   (15,659,000) $    877,000  $   436,000
Discontinued operations--income from operations.................        --              --           182,000
Discontinued operations--gain (loss) on disposition of
 discontinued operations and other costs........................        --             (211,000)     200,000
Extraordinary loss on early extinguishment of debt..............        --              --           (72,000)
                                                                  ---------------  ------------  -----------
  Total provision (credit)......................................  $   (15,659,000) $    666,000  $   746,000
                                                                  ---------------  ------------  -----------
                                                                  ---------------  ------------  -----------

    The provision (credit) for income taxes in 1995, 1994 and 1993 differs from amounts computed by applying the statutory rate to pre-tax income as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                   1995             1994            1993
                                                              ---------------  --------------  --------------
Income tax at statutory rate................................  $     6,416,000  $    5,250,000  $    5,450,000
Utilization of net operating loss carryforwards.............       (5,997,000)     (5,547,000)     (4,972,000)
State income tax, net of federal tax benefit................          151,000         159,000         153,000
Permanent book over tax, net of tax over book, differences
 on acquired assets.........................................          910,000         910,000         108,000
Stock option transactions...................................         (296,000)       (137,000)       --
Adjustment to deferred tax asset valuation allowance........      (16,648,000)       --              --
Other, net..................................................         (195,000)         31,000           7,000
                                                              ---------------  --------------  --------------
  Total provision (credit)..................................  $   (15,659,000) $      666,000  $      746,000
                                                              ---------------  --------------  --------------
                                                              ---------------  --------------  --------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The significant components of deferred tax assets and liabilities were as follows:

                                                                                      DECEMBER 31,
                                                                             -------------------------------
                                                                                  1995            1994
                                                                             --------------  ---------------
Deferred tax assets:
  Net operating loss and tax credits carryforwards.........................  $    6,887,000  $    40,742,000
  Self-insurance accruals..................................................       1,894,000        2,941,000
  Inventories..............................................................       1,899,000        2,636,000
  Receivables..............................................................       3,026,000          593,000
  Sale/leaseback transaction...............................................       1,493,000        3,730,000
  Restructuring reserve....................................................         523,000        1,316,000
  Employee benefits, including pensions....................................       4,239,000        4,150,000
  Warranty.................................................................       3,177,000        2,269,000
  Sales allowances.........................................................       2,079,000        2,000,000
  Environmental matters....................................................       1,056,000        1,120,000
  Other....................................................................       1,456,000          307,000
                                                                             --------------  ---------------
    Total deferred tax asset...............................................  $   27,729,000  $    61,804,000
                                                                             --------------  ---------------
Deferred tax liabilities:
  Depreciation.............................................................  $      327,000  $     3,510,000
  Other....................................................................          41,000        --
                                                                             --------------  ---------------
    Total deferred tax liabilities.........................................  $      368,000  $     3,510,000
                                                                             --------------  ---------------
    Net deferred tax asset before valuation allowance......................  $   27,361,000  $    58,294,000
    Valuation allowance....................................................        --            (58,294,000)
                                                                             --------------  ---------------
    Net deferred tax asset.................................................  $   27,361,000  $     --
                                                                             --------------  ---------------
                                                                             --------------  ---------------

    During 1995, the Company evaluated its net operating loss carryforwards and other deferred tax assets in relation to its earnings history over the past few years and the estimated projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset ($27,361,000) which represents a reversal of the valuation allowance noted above. The related credit to income taxes was reduced by $10,713,000 representing the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards. In addition to the above noted tax asset, the Company has available net operating loss carryforwards of up to $166,019,000 (of which $85,304,000 results from various acquisitions) which expire between 1997 and 2008, and investment tax credit carryforwards of $2,258,000 (which expire between 1996 and 2004) including up to $329,000 resulting from acquisitions.

    In years subsequent to 1995, the Company will be recording a tax provision based upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes.

    Tax returns for the years subsequent to 1991 are potentially subject to audit by the Internal Revenue Service.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

5.  FINANCIAL ARRANGEMENTS:

    The Company's debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                  --------------------------
                                                                                     1995          1994
                                                                                  -----------  -------------
Capitalized lease obligations, at interest rates from 7.5% to 12% (weighted
 average of 10.1%), due in varying amounts through 2002 (Note 6)................  $   882,000  $   1,215,000
Notes/mortgages payable.........................................................       54,000        104,000
                                                                                  -----------  -------------
                                                                                  $   936,000  $   1,319,000
Less current portion............................................................      621,000        689,000
                                                                                  -----------  -------------
                                                                                  $   315,000  $     630,000
                                                                                  -----------  -------------
                                                                                  -----------  -------------

    Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1995 are due as follows:

1997................................................  $ 139,000
1998................................................     80,000
1999................................................     51,000
2000................................................     24,000
2001-2005...........................................     21,000
                                                      ---------
                                                      $ 315,000
                                                      ---------
                                                      ---------

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

    The new three-year Revolving Credit Agreement with two banks provides for up to $35,000,000 in working capital related loans (of which $11,200,000 and $10,300,000 has been borrowed at December 31, 1995 and 1994, respectively) and up to $15,000,000 in standby letters of credit required for the Company's self-insurance programs and for other commercial purposes, of which approximately $13,000,000 is outstanding at December 31, 1995 and 1994. Interest is at prime rate or at other alternate variable rates as provided within the agreement. This facility was collateralized principally by the Company's receivables and inventories; however, all collateral was released as the Company attained certain financial results for the first nine months of 1994. The weighted average interest rate on borrowings outstanding at December 31, 1995 and 1994 was 7.8% and 8.5%, respectively. Under the Revolving Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, minimum operating income, ratio of funded debt to operating income, and ratio of operating income to interest expense.

    During 1995, the Company entered into an amendment of the Revolving Credit Agreement. Under the terms of the amendment, interest rates have been reduced. In addition, the amendment provided for an increase in permitted capital expenditures for 1995 and allowed the Company to accelerate preferred stock redemptions, pay dividends on Common Stock, repurchase Common Stock and permit limited acquisitions.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

6.  LEASES:

  CAPITAL LEASES--

    The Company conducts a portion of its business in leased facilities, one of which is leased from a municipal agency under an Industrial Revenue Bond arrangement. The Company also leases various types of manufacturing, office and transportation equipment.

    Capital leases included in Plant and Equipment in the accompanying balance sheets are as follows:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1995           1994
                                                     -------------  -------------
Land...............................................  $     396,000  $     396,000
Buildings and improvements.........................      1,111,000      2,013,000
Machinery and equipment............................      4,233,000      4,533,000
                                                     -------------  -------------
                                                     $   5,740,000  $   6,942,000
Less--Accumulated amortization.....................      3,378,000      4,353,000
                                                     -------------  -------------
                                                     $   2,362,000  $   2,589,000
                                                     -------------  -------------
                                                     -------------  -------------

    See Note 5 for information as to future debt payments relating to the above leases.

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                             YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1995           1994           1993
                                   -------------  -------------  -------------
Minimum rentals..................  $   1,922,000  $   2,165,000  $   4,062,000
Contingent rentals...............         89,000        657,000      1,084,000
                                   -------------  -------------  -------------
                                   $   2,011,000  $   2,822,000  $   5,146,000
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

    Contingent rentals are composed primarily of truck fleet mileage charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

    At December 31, 1995, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                             MINIMUM       SUBLEASE     NET MINIMUM
                                          ANNUAL RENTAL     RENTAL     ANNUAL RENTAL
                                            PAYMENTS        INCOME       PAYMENTS
                                          -------------  ------------  -------------
Year ending December 31,
  1996..................................  $   1,692,000  $   (147,000) $   1,545,000
  1997..................................      1,736,000      (147,000)     1,589,000
  1998..................................      1,624,000      (122,000)     1,502,000
  1999..................................      1,286,000       --           1,286,000
  2000..................................      1,111,000       --           1,111,000
  Later.................................      1,209,000       --           1,209,000
                                          -------------  ------------  -------------
                                          $   8,658,000  $   (416,000) $   8,242,000
                                          -------------  ------------  -------------
                                          -------------  ------------  -------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

7.  PREFERRED STOCK:

    The Company has 2,000,000 shares of authorized preferred stock of which 350,000 shares are designated as Series B Variable Rate Cumulative Preferred Stock and 150,000 shares are designated as Series C Cumulative Preferred Stock. The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1995.

  SERIES B--

    The holder of the Series B Preferred Stock was entitled to receive cumulative quarterly dividends at variable rates, computed by multiplying $50 times 1/4 of the prime rate in effect on the first day of the quarter preceding the dividend date. At December 31, 1994, there were 146,800 shares of the Series B Preferred Stock outstanding. In addition to the scheduled redemption of 17,000 shares, the Company redeemed the remaining 129,800 shares at a discount of $973,000 during 1995. The discount was credited to Additional Paid-in Capital.

  SERIES C--

    Holders of the Series C Cumulative Preferred Stock were entitled to receive cumulative quarterly dividends at the annual rate of $10.81 per share. At December 31, 1994, there were 115,000 shares of the Series C Cumulative Preferred Stock outstanding. In addition to the permitted redemption of 50,000 shares, the Company redeemed the remaining 65,000 shares at a premium of $130,000 during 1995.

8.  COMMON STOCK AND OPTIONS:

    The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire 10 years from the date of grant. There were no stock awards issued under this plan in 1995, 1994 or 1993. No stock appreciation rights have been granted to date under this plan. There are 145,799 options outstanding under this plan at December 31, 1995 and are included in the table below. Additional stock incentives will not be issued under this plan.

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,000,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 876,251 shares of the Company's Common Stock at prices between $1.50 and $14.25 per share. There are 546,551 options outstanding under this plan at December 31, 1995 and are included in the table below. At December 31, 1995, the Company has the capacity to issue an additional 215,749 stock incentives under the 1990 plan.

    In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan (the 1993 plan) which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company has issued options to purchase 73,000 shares of the Company's Common Stock at prices between $12.50 and $19.375 per share. All options issued are

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES outstanding under this plan at December 31, 1995 and are included in the table below. At December 31, 1995, the Company has the capacity to issue an additional 47,000 stock options under the 1993 plan.

    Stock option transactions for 1994 and 1995 were as follows:

                                                             OPTIONS OUTSTANDING (SHARES)
                                                       ----------------------------------------   AVERAGE OPTION
                                                           NOT                                   PRICE AT DATE OF
                                                       EXERCISABLE   EXERCISABLE      TOTAL           GRANT
                                                       ------------  ------------  ------------  ----------------
Outstanding, December 31, 1993.......................      174,250       345,387       519,637      $     9.45
  Granted............................................      318,500        --           318,500           12.50
  Became exercisable.................................     (124,750)      124,750        --                3.61
  Exercised..........................................       --           (74,713)      (74,713)           7.96
  Expired............................................       --              (375)         (375)          12.25
  Terminated.........................................       (7,000)      (11,700)      (18,700)          11.81
                                                       ------------  ------------  ------------        -------
Outstanding, December 31, 1994.......................      361,000       383,349       744,349      $    10.85
  Granted............................................      127,001        --           127,001           14.48
  Became exercisable.................................     (203,750)      203,750        --               10.86
  Exercised..........................................       --           (77,500)      (77,500)           8.62
  Expired............................................       --            --            --              --
  Terminated.........................................      (23,500)       (5,000)      (28,500)          13.84
                                                       ------------  ------------  ------------        -------
Outstanding, December 31, 1995.......................      260,751       504,599       765,350      $    11.56
                                                       ------------  ------------  ------------        -------
                                                       ------------  ------------  ------------        -------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    On February 15, 1991, the Company declared a dividend distribution of one right ("Right") to purchase an additional share of the Company's Common Stock for $50 on each share of Common Stock outstanding. The Rights become exercisable 10 days after a person or group acquires, or tenders for, 20% or more of the Company's Common Stock. The Company is entitled to redeem the Rights at $.01 per Right at any time until 10 days after any person or group has acquired 20% of the Common Shares. If a person or group acquires 20% or more of the Company's Common Stock (other than pursuant to an acquisition from the Company or pursuant to a tender offer deemed fair by the Board of Directors), then each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase for $50 that number of shares of the Company's Common Stock having a current market value of $100. If a person or group acquires 20% or more of the Company's Common Stock and prior to the person or group acquiring 50% of such outstanding stock, the Company may convert each outstanding Right, other than the Rights held by the acquiring person or group, into one new share of the Company's Common Stock. If a person or group acquiring more than 20% of the Company's Common Stock merges with the Company or engages in certain other transactions with the Company, each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase shares of common stock of the acquiring person or group having a current market value of $100 for $50. The Rights attach to all of the Company's Common Stock outstanding as of February 15, 1991, or subsequently issued, and have a term of 10 years. The Rights also expire upon a merger or acquisition of the Company undertaken with the consent of the Company's Board of Directors.

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

    Net periodic pension costs as they relate to defined benefit plans for continuing operations were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                               1995            1994            1993
                                                          --------------  --------------  --------------
Service cost............................................  $      673,000  $      652,000  $      411,000
Interest cost...........................................       2,284,000       2,260,000       2,152,000
Actual loss (gain) on plan assets.......................      (7,989,000)        327,000      (7,903,000)
Net amortization and deferral...........................       6,038,000      (2,422,000)      6,090,000
Curtailment (income)....................................         (64,000)       --              --
                                                          --------------  --------------  --------------
Net periodic pension cost...............................  $      942,000  $      817,000  $      750,000
                                                          --------------  --------------  --------------
                                                          --------------  --------------  --------------

    Although the actual return on plan assets is shown, the expected long-term rate of return used in determining the net periodic pension cost in all years was approximately 7.5%. The difference between the actual return and the expected return is included in the "Net amortization and deferral" in the above table. The actuarial present value of benefits was determined using a discount rate of approximately 7% in 1995 and 7.25% in 1994 and 1993. The rate of compensation increase used to measure the projected benefit obligation in two plans was approximately 5%. All other plans are based on current compensation levels.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The following table sets forth the funded status of the Company's defined benefit pension plans:

                                                                           DECEMBER 31,
                                                  --------------------------------------------------------------
                                                               1995                            1994
                                                  ------------------------------  ------------------------------
                                                  ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED    ACCUMULATED
                                                   ACCUMULATED       BENEFITS      ACCUMULATED       BENEFITS
                                                     BENEFITS     EXCEED ASSETS      BENEFITS     EXCEED ASSETS
                                                  --------------  --------------  --------------  --------------
Plan assets at fair value.......................  $   36,455,000  $     --        $   19,724,000  $   10,971,000
                                                  --------------  --------------  --------------  --------------
Actuarial present value of benefit obligations:
  Vested benefits...............................  $   28,970,000  $      604,000  $   16,730,000  $   12,522,000
  Nonvested benefits............................       1,555,000          51,000         819,000         776,000
                                                  --------------  --------------  --------------  --------------
Accumulated benefit obligation..................  $   30,525,000  $      655,000  $   17,549,000  $   13,298,000
Effect of projected future compensation
 increases......................................       2,326,000         481,000       1,933,000        --
                                                  --------------  --------------  --------------  --------------
Projected benefit obligation....................  $   32,851,000  $    1,136,000  $   19,482,000  $   13,298,000
                                                  --------------  --------------  --------------  --------------
Plan assets in excess of (less than) projected
 benefit obligation.............................  $    3,604,000  $   (1,136,000) $      242,000  $   (2,327,000)
Unrecorded net (gain) loss from past experience
 different from that assumed and effect of
 changes in assumptions.........................      (4,651,000)        (52,000)      1,568,000        (300,000)
Unrecorded prior service cost...................         249,000         538,000           1,000         700,000
Unrecognized net (asset) at date of initial
 application....................................      (1,900,000)       --            (1,405,000)       (968,000)
                                                  --------------  --------------  --------------  --------------
Prepaid (accrued) pension costs.................  $   (2,698,000) $     (650,000) $      406,000  $   (2,895,000)
                                                  --------------  --------------  --------------  --------------
                                                  --------------  --------------  --------------  --------------

    The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments at December 31, 1995 and 1994 include approximately 314,000 shares of the Company's Common Stock.

    The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan for continuing operations were $206,000 in 1995, $255,000 in 1994 and $252,000 in 1993.

    The Company employees are also eligible to become participants in the Save Money and Reduce Taxes (SMART) plan. Under terms of the plan, the trustee is directed by each employee on how to invest the employee's deposit. Investment alternatives include a money market fund, two mutual funds and a fixed income fund. Effective January 1, 1993, the Company terminated its matching contribution to the SMART plan. As of December 31, 1995 and 1994, assets of the SMART plan include approximately 524,000 and 532,000 shares, respectively, of the Company's Common Stock.

    The Company has a noncontributory defined contribution plan (the Employee Stock Plan). All non-union employees not covered by pension plans are covered under the Employee Stock Plan. Company contributions were $450,000 in 1994. No contribution was made in 1995 and 1993.

    Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employee Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) service and earnings as defined. Employee investment alternatives include a money market fund, two mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service. Provisions for the contribution to this plan in 1995 were $932,000.

    The Company provides medical benefits for retirees and their spouses at one operating division and certain other individuals related to several discontinued operations. Accruals for such costs are recognized in the financial statements over the service lives of these employees. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 8.6% for retirees under age 65 (7.6% for retirees age 65 and older) in 1996 to 5.5% over 26 years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $68,000. The annual service costs would not be materially affected.

    The following table provides information on the status of these plans:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                      1995          1994
                                                                  ------------  ------------
Accumulated postretirement benefit obligation:
  Retirees and their dependents.................................  $   (287,000) $   (266,000)
  Fully eligible active plan participants.......................       (43,000)      (26,000)
  Active employees not fully eligible...........................      (464,000)     (395,000)
                                                                  ------------  ------------
Accumulated postretirement benefit obligation...................  $   (794,000) $   (687,000)
Plan assets.....................................................       --            --
Unrecognized prior service costs................................        13,000        15,000
Unamortized net (gain) loss.....................................      (139,000)     (236,000)
                                                                  ------------  ------------
Accrued postretirement benefit costs............................  $   (920,000) $   (908,000)
                                                                  ------------  ------------
                                                                  ------------  ------------

    Net periodic postretirement benefit costs include the following:

                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           1995       1994          1993
                                                        ----------  ---------  --------------
Service cost..........................................  $   33,000  $  31,000  $       58,000
Interest cost.........................................      56,000     53,000         154,000
Amortization of unrecognized net (gain) loss..........     (18,000)    (3,000)         11,000
Amortization of prior plan amendment..................       1,000      1,000        --
Curtailment (gain)....................................      --         --          (1,000,000)
Settlement (gain).....................................      --         --              (5,000)
                                                        ----------  ---------  --------------
Net periodic postretirement benefit cost (benefit)....  $   72,000  $  82,000  $     (782,000)
                                                        ----------  ---------  --------------
                                                        ----------  ---------  --------------

    Measurement of the accumulated postretirement benefit obligation was based on a discount rate of 7.0% in 1995, 8.0% in 1994 and 7.5% in 1993.

    During 1995, the Company made provisions totaling $1,543,000 for the termination/retirement of certain individuals. During 1993, the Company provided $1,261,000 (included in "Other (income) expense, net"--see Note 12) for deferred compensation related to the retirement of certain executive officers of the Company.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

    At one site, the Company is one of seven PRP's because of its apparent absentee ownership of four parcels of land from 1967 to 1969 which may have held part or all of one or more settling ponds operated by a tenant business. The Company has already paid $85,000 as its share of a settlement of an EPA demand for $415,000 in past response costs, and the EPA has sought payment from the PRP's of an additional $572,000 in response costs. The EPA has ordered the Company and one other PRP to undertake the design and construction of the remediation project. All PRP's have agreed to undertake the design and construction of the remediation project pursuant to a financial participation agreement. The EPA estimates the present value of the cost to implement its selected cleanup method to be approximately $1,869,000. The Company has accrued its estimated share of the remaining cleanup cost which is not considered significant. The Company has also filed a claim against its insurers.

    Pursuant to a consent decree entered into in November 1991 with the EPA, the Company has agreed to close and remediate a landfill leased by the Company and formerly used for the disposal of spent foundry sands. Prior to 1993, the Company provided for remediation costs associated with this landfill. During 1995, remedial action required by the consent decree was completed, and the EPA approved the Remedial Action Report submitted by the Company. The Company's remaining obligations under the consent decree include periodic inspections, monitoring and maintenance as needed.

    The Company has also been named as a PRP, along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be considered to be a "de minimis" party.

    The Company is a defendant in an action where a private party seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At this site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $1,500,000 from the Company and other defendants. The estimated present value of a remediation plan proposed by the state environmental agency is approximately $1,900,000. The Company has denied liability and asserted a counter-claim against plaintiff and cross-claims against the co-defendants.

    The Company is in the process of investigating or has determined the need to perform environmental remediation or clean up at certain manufacturing sites formerly operated and still owned by the Company. At the sites where the Company has determined that some remediation or cleanup will be required, the Company has provided for the estimated cost for such remediation or cleanup.

    One site, located in Coldwater, Ohio, is under contract to be sold to the purchaser of the White-New Idea business. That sale is contingent on completion of an environmental study (now in progress), remediation, if any, determined by the Company's independent consultant to be necessary, and

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) the issuance of a covenant not to sue and related no further action letters by the State of Ohio under the Ohio Voluntary Action Program. Following the completion of the sale of the White-New Idea business in 1993, an independent consultant retained by the Company indicated cleanup costs at the site could range from $500,000 to $5,300,000. The Company provided in 1994 and 1993 for amounts equal to the lower value of this range. The Company is discussing financial contribution with the prior owner of the facility for any cleanup costs as a significant portion of the environmental conditions under review existed prior to the Company's ownership of the facility.

    During 1995, 1994 and 1993, the Company made provisions of approximately $921,000, $1,383,000 and $3,136,000, respectively, toward various environmental matters discussed above. At December 31, 1995, the Company has accruals, including those discussed above, of $3,079,000 (including amounts provided for within the restructuring reserve) for the estimated cost to resolve its potential liability with the above and other, less significant, matters. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, the Company believes that the above accruals are adequate for the resolution of known environmental matters and the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

  OTHER--

    In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,063,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment ($7,342,000) due May 22, 1996. The purchaser's payment obligation is secured by the technology licensed and is guaranteed by the purchaser's parent. The Company initially recorded this agreement as a long-term note receivable. In 1995, however, the Company established a reserve of $7,699,000 against the receivable, due to recently published adverse financial information about the purchaser and its parent which raises serious concerns about the collectability of the receivable.

    The license agreement contains a non-compete covenant by the Company as well as a covenant to refer to the purchaser relevant customer inquiries. The agreement provides that in the event of a violation of the covenant not to compete, the purchaser's royalty payments are reduced by approximately $8,000,000 and the purchaser is also entitled to actual damages. Through the end of the third quarter of 1994, the Company had received the required minimum quarterly payments, usually 30 days after the due date. During the fourth quarter of 1994, the purchaser withheld payment of the minimum quarterly payment beyond 30 days and asserted that the Company had violated the non-compete and non-referral covenants noted above. On March 10, 1995, an action was filed by the purchaser in the Circuit Court of Cook County, Illinois. At December 31, 1995, the amounts due the Company under this agreement, including accrued and unaccrued interest, is approximately $8,240,000. During 1995 as noted above, the Company has made provisions against the collectability of this receivable. After taking into consideration counsel's evaluation of the above facts, the Company is of the opinion that the outcome of this action would not have a significant adverse effect on the Company's consolidated financial statements.

    The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves ($2,342,000 and $2,790,000 at December 31, 1995 and 1994, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
However, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

    At December 31, 1995, the Company was contingently liable for approximately $1,849,000 primarily relating to outstanding letters of credit.

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

11.  OPERATIONS BY INDUSTRY SEGMENT:

    The  Company's operations involve a single  industry segment as described in
Note 1.

    Approximately 11%, 2% and 8% of the Company's net sales from continuing operations in 1995, 1994 and 1993, respectively, were exported principally to Canada and Mexico.

    Approximately 29%, 14% and 25% of the Company's net sales from continuing operations in 1995, 1994 and 1993, respectively, were derived from sales to the three major U.S. automobile manufacturers.

12.  SUMMARY OF OTHER (INCOME) EXPENSE:

    Other (income) expense consists of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1995            1994            1993
                                                                    --------------  --------------  --------------
Interest income...................................................  $     (437,000) $   (1,293,000) $   (1,832,000)
Goodwill amortization.............................................       2,068,000       2,067,000       2,067,000
Loan cost expenses/amortization...................................         440,000         563,000         988,000
Environmental related expenses....................................       1,110,000         410,000       1,486,000
Net gain on sales of operating and non-operating assets...........      (2,000,000)       (222,000)       (462,000)
Provision for collectability of long-term note receivable (Note
 10)..............................................................       7,699,000        --              --
Deferred compensation (Note 9)....................................        --              --             1,261,000
Litigation settlements............................................      (1,125,000)       --               650,000
Other miscellaneous...............................................        (272,000)       (327,000)        456,000
                                                                    --------------  --------------  --------------
                                                                    $    7,483,000  $    1,198,000  $    4,614,000
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

13.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

    Operating results in the fourth quarter of 1995 include the effects of the following adjustments:

    A. A credit of $16,648,000 to the provision for income taxes resulting from a reduction in the valuation allowance associated with the Company's net deferred tax asset--see Note 4.

    B. A charge of $7,699,000 related to a reserve for a long-term receivable due the Company from the 1991 sale of an operation--see Note 10.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners.

    See the Company's Proxy Statement incorporated by reference as part of Part III, Item 10 of this report, under the captions "Outstanding Stock and Voting Rights", "Beneficial Owners" and "Principal Stockholders and Management Ownership" for information with respect to the ownership of certain beneficial owners of Common Stock of the Company.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Included in Part II of this report:

       Report of Independent Accountants
       Consolidated statements of income for the years ended December 31, 1995, 1994 and 1993
       Consolidated balance sheets as of December 31, 1995 and 1994
       Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993
       Consolidated statements of shareholders' investment for the years ended December 31, 1995,
         1994 and 1993
       Notes to consolidated financial statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

      Schedule II--Valuation and qualifying accounts for the years ended December 31, 1995, 1994 and 1993

(a) 3.  EXHIBITS

    The following exhibits are incorporated by reference as noted below:

3(a)       The  Registrant's  Restated  Certificate of  Incorporation,  as  amended, is incorporated by reference to Exhibit 3 of the Company's 1988 Annual  Report on Form 10-K (File No. 1-5530).
3(b)       The  Registrant's  Amendments to  Restated  Certificate of  Incorporation is
            incorporated by reference to Exhibit 3 of the Company's 1990 Annual  Report on Form 10-K (File No. 1-5530).
3(c)       The  Registrant's By-Laws  of the Company,  as amended,  are incorporated by reference to Exhibit  3 of the  Company's 1989 Annual  Report on Form  10-K
            (File No. 1-5530).
10(a)      The  Registrant's 1977 Incentive Stock Plan  is incorporated by reference to
            Exhibit 10(a) of the  Company's 1980 Annual Report  on Form 10-K (File  No.
            1-5530).
10(b)      The Registrant's SMART Plan is incorporated by reference to Exhibit 10(d) of the Company's 1984 Annual Report on Form 10-K (File No. 1-5530).
10(c)      The  Registrant's  1990 Long-Term  Incentive Stock  Plan is  incorporated by reference to Exhibit 10  of the Company's 1991  Annual Report on Form  10-K
            (File No. 1-5530).
10(d)      The  Registrant's Agreement for the sale of the assets of the White-New Idea
            Farm Equipment Division of Allied  Products Corporation is incorporated  by reference  to Exhibit(c)(2)(w)(I) of the Company's report on Form 8-K dated
            January 14, 1994 (File No. 1-5530).
10(e)      The Registrant's Credit Agreement  dated as of March  17, 1994 among  Allied
            Products  Corporation, the  Banks Named  Herein and  Continental Bank N.A.,
            individually and as agent is incorporated by reference to Exhibit 10(I)  of the Company's report on Form 8-K dated April 8, 1994 (File No. 1-5530).
10(f)      The Registrant's Allied Products Corporation Executive Retirement Plan dated
            April  4,  1994  is  incorporated  by reference  to  Exhibit  10(a)  of the
            Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
10(g)      The Registrant's Executive Officer's Agreement in Event of Change in Control
            or Ownership  of  Allied  Products  Corporation  dated  April  1,  1994  is incorporated  by reference  to Exhibit 10(b)  of the  Company's 1994 Annual
            Report on Form 10-K (File No. 1-5530).
10(h)      The Registrant's Second  Amendment to  Credit Agreement  dated February  15,
            1995  is incorporated by  reference to Exhibit 10(c)  of the Company's 1994
            Annual Report on Form 10-K (File No. 1-5530).
10(i)      The Registrant's Allied  Products Corporation  Retirement Plan  dated as  of
            December  31, 1993  is incorporated  by reference  to Exhibit  10(d) of the
            Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
10(j)      The Registrant's  Bush  Hog  Segment  of  the  Allied  Products  Corporation
            Combined  Retirement Plan  effective December  31, 1993  is incorporated by reference to Exhibit 10(e) of the Company's 1994 Annual Report on Form 10-K
            (File No. 1-5530).
10(k)      The Registrant's Verson Segment of the Allied Products Corporation  Combined
            Retirement Plan effective December 31, 1993 is incorporated by reference to
            Exhibit  10(f) of the Company's  1994 Annual Report on  Form 10-K (File No.
            1-5530).
10(l)      The Registrant's Littell Segment of the Allied Products Corporation Combined
            Retirement Plan effective December 31, 1993 is incorporated by reference to
            Exhibit 10(g) of the  Company's 1994 Annual Report  on Form 10-K (File  No.
            1-5530).

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

  EXHIBIT NO.    NAME OF EXHIBIT
---------------  --------------------------------------------------------------------------------------
      10         Material Contract--Allied Products Corporation Target Benefit Plan.
      11         Computation of Earnings per Share.
      21         Subsidiaries of the Registrant.
      23         Consent of Independent Accountants.
      24         Power of Attorney.
      27         Financial Data Schedule.

    Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1995.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                       YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                 1995           1994            1993
-----------------------------------------------------------------------------------------
Allowance for doubtful accounts--
  Current receivables:
    Balance at beginning of year..........  $    1,521,000  $   1,996,000  $    2,914,000
    Add (deduct)--
      Provision charged to income.........         451,000        256,000         229,000
      Receivables   charged  off   as  bad
       debts, net of recoveries...........      (1,024,000)      (731,000)     (1,147,000)
                                            --------------  -------------  --------------
    Balance at end of year................  $      948,000  $   1,521,000  $    1,996,000
                                            --------------  -------------  --------------
                                            --------------  -------------  --------------
  Long-term receivables:
    Balance at beginning of year..........  $     --        $    --        $     --
    Add (deduct)--
      Provision charged to income.........       7,699,000       --              --
      Receivables  charged   off  as   bad
       debts, net of recoveries...........        --             --              --
                                            --------------  -------------  --------------
    Balance at end of year................  $    7,699,000  $    --        $     --
                                            --------------  -------------  --------------
                                            --------------  -------------  --------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALLIED PRODUCTS CORPORATION
                                      (Registrant)

                                      By:                 /s/ RICHARD A. DREXLER

                                         ---------------------------------------
                                                Richard A. Drexler, CHAIRMAN,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER
March 11, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           *                     /s/ [RICHARD A. DREXLER]
                                                      ----------------------------------------------
                                                        Richard A. Drexler, CHAIRMAN, PRESIDENT AND
                                                             CHIEF EXECUTIVE OFFICER; DIRECTOR

                                           *                      /s/ [KENNETH B. LIGHT]
                                                      ----------------------------------------------
                                                        Kenneth B. Light, EXECUTIVE VICE PRESIDENT,
                                                                           CHIEF
                                                      FINANCIAL AND ADMINISTRATIVE OFFICER; DIRECTOR

                                           *                       /s/ [ROBERT J. FLECK]
                                                      ----------------------------------------------
                                                      Robert J. Fleck, VICE PRESIDENT--ACCOUNTING AND
                                                                 CHIEF ACCOUNTING OFFICER
March 11, 1996

                                           *                        /s/ [LLOYD DREXLER]
                                                      ----------------------------------------------
                                                                      Lloyd Drexler,
                                                                         DIRECTOR

                                           *                     /s/ [WILLIAM D. FISCHER]
                                                      ----------------------------------------------
                                                                    William D. Fischer,
                                                                         DIRECTOR

                                           *                     /s/ [STANLEY J. GOLDRING]
                                                      ----------------------------------------------
                                                                   Stanley J. Goldring,
                                                                         DIRECTOR

                                           *                        /s/ [JOHN E. JONES]
                                                      ----------------------------------------------
                                                                      John E. Jones,
                                                                         DIRECTOR

                                           *                        /s/ [JOHN W. PUTH]
                                                      ----------------------------------------------
                                                                       John W. Puth,
                                                                         DIRECTOR

                                           *                      /s/ [MITCHELL I. QUAIN]
                                                      ----------------------------------------------
                                                                    Mitchell I. Quain,
                                                                         DIRECTOR

                                           *                        /s/ [S. S. SHERMAN]
                                                      ----------------------------------------------
                                                                      S. S. Sherman,
                                                                         DIRECTOR

                                           *          By:                      /s/ [DAVID B. CORWINE]
                                                        -------------------------------------------
                                                                     David B. Corwine,
                                                                     ATTORNEY-IN-FACT

42