Form 10-Q
period 1996-03-31
ALLIED PRODUCTS CORP /DE/
filed 1996-05-14
CIK 3941

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM_____TO____

                            COMMISSION FILE NUMBER 1-5530

                             ALLIED PRODUCTS CORPORATION

                ------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      38-0292230
- -------------------------------              -------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                 NUMBER)


10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- ----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 454-1020


                                NOT APPLICABLE
                    ----------------------------------------------
                    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                         YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR
THE PAST 90 DAYS.  YES   X    NO
                       -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:9,104,929 COMMON SHARES, $.01 PAR VALUE, AS OF APRIL 30, 1996.

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                       INDEX


    PART I.  FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

                     INTRODUCTION

                     CONDENSED CONSOLIDATED BALANCE SHEETS-
                     March 31, 1996 and December 31, 1995

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Three Months Ended March 31, 1996 and 1995

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-Three Months Ended March 31, 1996 and 1995

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


    SIGNATURES

    EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INTRODUCTION

    The condensed consolidated financial statements included herein (as of March 31, 1996 and for the three months ended March 31, 1996 and 1995) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1995 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       March 31, 1996    December 31, 1995
                                                       --------------    -----------------
Current Assets:
  Cash and cash equivalents                             $  1,005,000       $    744,000
                                                        ------------       ------------
  Notes and accounts receivable, less allowances of
  $947,000 and $948,000, respectively                   $ 65,385,000       $ 44,293,000
                                                        ------------       ------------
  Inventories:
     Raw materials                                      $ 10,620,000       $ 12,037,000
     Work in process                                      28,292,000         20,438,000
     Finished goods                                       18,326,000         19,931,000
                                                        ------------       ------------
                                                        $ 57,238,000       $ 52,406,000
                                                        ------------       ------------
  Deferred tax asset                                    $ 20,370,000       $ 22,538,000
                                                        ------------       ------------
  Prepaid expenses                                      $    349,000       $    323,000
                                                        ------------       ------------

       Total current assets                             $144,347,000       $120,304,000
                                                        ------------       ------------
 Plant and Equipment, at cost:
    Land                                                $  2,172,000       $  2,172,000
    Buildings and improvements                            36,275,000         36,269,000
    Machinery and equipment                               47,281,000         47,078,000
                                                        ------------       ------------
                                                        $ 85,728,000       $ 85,519,000

   Less- Accumulated depreciation and amortization        47,883,000         47,083,000
                                                        ------------       ------------
                                                        $ 37,845,000       $ 38,436,000
                                                        ------------       ------------
 Other Assets:
    Notes receivable, due after one year, less
       allowance of $7,541,000 and $7,699,000,
       respectively                                     $     15,000       $     40,000
    Deferred tax asset                                     4,823,000          4,823,000
    Deferred charges (goodwill), net of amortization       1,801,000          1,845,000
    Other                                                  1,208,000          1,295,000
                                                        ------------       ------------
                                                        $  7,847,000       $  8,003,000
                                                        ------------       ------------
                                                        $190,039,000       $166,743,000
                                                        ------------       ------------
                                                        ------------       ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                       March 31, 1996    December 31, 1995
                                                       --------------    -----------------
Current Liabilities:
  Revolving credit agreement                            $ 28,100,000       $ 11,200,000
  Current portion of long-term debt                          418,000            621,000
  Accounts payable                                        27,300,000         21,152,000
  Accrued expenses                                        33,167,000         32,384,000
                                                        ------------       ------------
          Total current liabilities                     $ 88,895,000       $ 65,357,000
                                                        ------------       ------------
Long-term debt, less current portion shown above        $    268,000       $    315,000
                                                        ------------       ------------
Other long-term liabilities                             $  2,780,000       $  2,806,000
                                                        ------------       ------------
Commitments and Contingencies

Shareholders'  Investment:
   Common Stock, par value $.01 per share;
     authorized 25,000,000 shares; issued
     9,364,844 and 9,138,344 shares at March 31,
     1996 and December 31, 1995, respectively           $     94,000       $     91,000
   Treasury Stock, at cost                                (5,996,000)                --

   Additional paid-in capital                             94,215,000         93,143,000

   Retained earnings                                       9,693,000          5,031,000
                                                        ------------       ------------
                                                        $ 98,006,000       $ 98,265,000
                                                        ------------       ------------
                                                        $190,039,000       $166,743,000
                                                        ------------       ------------
                                                        ------------       ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended March 31,
                                                       -----------------------------------
                                                            1996               1995
                                                       --------------    -----------------
 Net sales                                              $ 75,243,000       $ 67,588,000
 Cost of products sold                                    58,347,000         51,742,000
                                                        ------------       ------------
   Gross profit                                         $ 16,896,000       $ 15,846,000
                                                        ------------       ------------
 Other costs and expenses:
     Selling and administrative expenses                $  9,033,000       $  9,006,000
     Interest expense                                        442,000            451,000
     Other (income) expense, net                            (106,000)          (524,000)
                                                        ------------       ------------
                                                        $  9,369,000       $  8,933,000
                                                        ------------       ------------
 Income before taxes                                    $  7,527,000       $  6,913,000
 Provision for income taxes                                2,409,000            263,000
                                                        ------------       ------------
 Net income                                             $  5,118,000       $  6,650,000
                                                        ------------       ------------
                                                        ------------       ------------
 Net income applicable to common stock                  $  5,118,000       $  6,183,000
                                                        ------------       ------------
                                                        ------------       ------------
 Earnings per common share                              $        .56       $        .68
                                                        ------------       ------------
                                                        ------------       ------------
 Average number of common shares outstanding               9,130,000          9,104,000
                                                        ------------       ------------
                                                        ------------       ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                -----------------------------------
                                                                     1996               1995
                                                                --------------    -----------------
Cash Flows from Operating Activities:
  Net income                                                     $  5,118,000         $  6,650,000
  Adjustments to reconcile net income to net cash provided from
     (used for) operating activities:
  Gains on sales of operating and non-operating assets                (39,000)          (1,215,000)
  Depreciation and amortization                                     1,376,000            1,297,000
  Amortization of deferred charges                                     44,000              517,000
  Deferred income taxes                                             2,168,000                   --
  Changes in noncash assets and liabilities, net of effects of assets/businesses sold and noncash transactions:
     (Increase) in accounts receivable                            (21,159,000)         (14,968,000)
     (Increase) in inventories                                     (4,832,000)          (5,559,000)
     (Increase) in prepaid expenses                                   (26,000)             (70,000)
     Decrease in notes receivable, due after one year                  25,000              234,000
     Increase  in accounts payable and accrued expenses             6,409,000           18,312,000
  Other, net                                                          129,000              142,000
                                                                 ------------         ------------
Net cash provided from (used for) operating activities           $(10,787,000)        $  5,340,000
                                                                 ------------         ------------
Cash Flows from Investing Activities:
  Additions to plant and equipment                               $   (785,000)        $ (5,082,000)
  Proceeds from sales of plant and equipment                           39,000            1,229,000
                                                                 ------------         ------------
  Net cash used for investing activities                         $   (746,000)        $ (3,853,000)
                                                                 ------------         ------------
Cash Flows from Financing Activities:
    Borrowings under revolving credit agreement                  $ 40,800,000         $ 28,700,000
    Payments under revolving credit agreement                     (23,900,000)         (15,800,000)
    Payments of short and long-term debt                          (   250,000)            (276,000)
    Issuance of common stock                                        1,501,000                   --
    Purchase of treasury stock                                     (6,709,000)                  --
         Dividends paid                                              (456,000)                  --
    Stock option transactions                                         808,000               10,000
                                                                 ------------         ------------
    Net cash provided from financing activities                  $ 11,794,000         $ 12,634,000
                                                                 ------------         ------------
Net increase in cash and cash equivalents                        $    261,000         $ 14,121,000

Cash and cash equivalents at beginning of year                        744,000            1,654,000
                                                                 ------------         ------------
Cash and cash equivalents at end of period                       $  1,005,000          $15,775,000
                                                                 ------------         ------------
                                                                 ------------         ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCRUED EXPENSES

    The Company's accrued expenses consist of the following:

                                          3/31/96        12/31/95
                                        ------------    -----------
Salaries and wages                      $ 6,687,000     $ 5,542,000
Warranty                                 10,375,000       9,077,000
Self insurance accruals                   4,051,000       4,411,000
Restructuring and other facility close
   down costs                             1,136,000       1,494,000
Pensions, including retiree health        5,266,000       5,901,000
Taxes, other than income taxes              247,000         738,000
Environmental matters                     2,999,000       3,019,000
Other                                     2,406,000       2,202,000
                                        -----------     -----------
                                        $33,167,000     $32,384,000
                                        -----------     -----------
                                        -----------     -----------

(2) EARNINGS PER COMMON SHARE

        Earnings per common share in the first quarter of 1996 and 1995 are based on the average number of common shares outstanding (9,130,000 and 9,104,000, respectively) after reducing net income for preferred dividend requirements ($467,000 for the three months ended March 31, 1995). The assumed exercise of stock options would not result in material dilution for the quarters ended March 31, 1996 and 1995.

(3) RESTRUCTURING COSTS

        During the first quarter of 1996 and 1995, expenditures of approximately $358,000 and $382,000, respectively, were charged against the provision for restructuring cost established prior to 1994.

(4) FINANCIAL ARRANGEMENTS

        During the first quarter of 1996, the Company entered into an amendment of the Revolving Credit Agreement with the Bank of America and LaSalle National Bank. Prior to this amendment, the $50,000,000 underlying this agreement was available as $15,000,000 in

    Letter of Credit and
    $35,000,000 as loans. This amendment does away with this distinction. The Company can now have up to $50,000,000 of credit outstanding, any part of which can be letters of credit and/or loans.

(5) DIVIDENDS PAYMENT ON COMMON STOCK

        During the first quarter, the Company announced an increase in the quarterly dividend from $.025 per share to $.05 per share, effective with the first quarter dividend paid on March 31, 1996.

(6) TREASURY STOCK

        During the first quarter of 1996, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options previously issued. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors also authorized the purchase by the Company of up to an additional 250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 81,000 shares have been purchased in the first quarter of 1996. Some treasury shares purchased have been reissued in satisfaction of stock options exercised.

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

        At March 31, 1996, the Company was contingently liable for approximately $2,105,000 primarily relating to outstanding letters of credit.

(8) INCOME TAXES

        The provision for income taxes in the first quarter of 1996 and 1995 is based upon the Federal Statutory rate adjusted for items that are not subject to taxes. The provision for income taxes in the first quarter of 1995 was reduced to the Alternative Minimum Tax rate through the utilization of net operating loss carryforwards. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a further discussion related to income taxes.

(9) SUMMARY OF OTHER (INCOME) EXPENSE

        Other (income) expense for the three months periods ended March 31, 1996 and 1995 consists of the following:

                                             FOR THE THREE MONTHS ENDED
                                             --------------------------
                                               3/31/96        3/31/95
                                              ---------      ---------
    Interest income                           $ (63,000)     $(254,000)
    Goodwill amortization                        44,000        517,000
    Loan cost expenses                           78,000         87,000
    Net (gain) loss on sales of operating
       and non-operating assets                 (39,000)    (1,215,000)
    Litigation settlements                      (96,000)       465,000
    Other miscellaneous                         (30,000)      (124,000)
                                              ---------      ---------
                                              $(106,000)     $(524,000)
                                              ---------      ---------
                                              ---------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

    Net sales for the first quarter of 1996 were $75,243,000 compared to net sales of $67,588,000 reported in the first quarter of 1995. Income before taxes in the first quarter of 1996 was $7,527,000 compared to $6,913,000 reported in the first quarter of the prior year. Net income was $5,118,000 ($.56 per share) in the first quarter of 1996 compared to net income of $6,650,000 ($.68 per share) in the prior year's first quarter. Beginning in the current year, the Company is recording a tax provision based upon the Federal statutory rate in effect. Had the Company been providing taxes in 1995 on a similar basis, income before taxes would have been $7,386,000 (due to the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards) and net income would have been $4,752,000 ($.47 per share) in the first quarter of that year.

    At the Bush Hog division, net sales increased by approximately 2% in the first quarter of 1996 compared to the same quarter of the prior year. The majority of the increase was related to new products (such as the zero turn mower) introduced in the latter portion of the prior year. New products are related to turf and landscaping for utilization by commercial turf (sod) growers and for golf course maintenance. These increases were partially offset by the effects of lower sales within the rotary cutter and front end loader product lines. Sales of these products were affected by continued weak cattle prices. Other product sales were affected by drought conditions in Texas, Oklahoma and Kansas and wet conditions in the Southeast. Crop planting has been delayed in some areas of the country due to extreme weather conditions. Gross profits and gross profit margins have improved at the Bush Hog division in the first quarter of 1996. These increases were the result of improved direct labor efficiencies and management of overhead costs. During the last half of 1995, the division began implementing measures to control these costs. Outside consultants were brought in to help recognize areas and means of improvement in the manufacturing process. Further implementation of these changes should result in significant permanent savings going forward.

    Even though severe winter weather has hampered retail activity within the agricultural industry during the first quarter of 1996, the overall outlook for the farm economy in 1996 remains optimistic. Record corn prices are accelerating the beef cattle herd liquidation and should restore profitability to the cow-calf industry in 1997. The United States Department of Agriculture indicates that approximately 14 million additional acres will be planted in 1996 and projects farm income to increase 10% in 1996 over 1995.

    At the Verson division, net sales increased by over 30% in the first quarter of 1996 compared to the first quarter of 1995. The entire increase was related to press production. During the second half of 1995, production began on an order for three "A" size transfer presses. Significant production continued on this order in the first quarter of 1996. Production in the first quarter of 1995 was related to smaller presses with a lower sales value. Revenues and profits are recognized on a percentage of completion basis for press production at this division. Sales of other products decreased slightly in the first quarter of 1996 due to production requirements associated with the "A" press order noted above. Gross profits increased in the first quarter of 1996 compared to the first quarter of the prior year. This was primarily the result of increased sales (production) as noted above. Gross profit margins decreased slightly in the first quarter of 1996. Employment levels have increased since the prior year's first quarter in conjunction with the "A" press production, resulting in some inefficiencies. Overall labor costs have also increased over the prior year as required by the divisional union contract.

    At the Coz division, sales have decreased by approximately 8% in the first quarter of 1996 compared to the first quarter of the prior year. The markets served by the Coz division in the Northeast region of the country have experienced a slowdown in recent months. The combination of reduced selling prices, increased commodity resin prices and the mix of products sold have had an unfavorable effect on gross profits and margins.

    Selling and administrative expenses were $9,033,000 (12.0% of net sales) in the first quarter of 1996 compared to $9,006,000 (13.3% of net sales) in the first quarter of 1995. Increases in selling expenses were primarily related to the Bush Hog (new product introduction as previously discussed) and Verson (travel and trade show costs) divisions. These increases were offset by the effect of lower administrative expenses. During the first quarter of 1995, separation expenses were provided for as a result of the resignation of a Corporate officer.

    Interest expense in the first quarter of 1996 ($442,000) approximated that reported in the first quarter of the prior year ($451,000). There were no significant changes in borrowing levels or interest rates during these periods.

    Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first quarter of 1996 and 1995.

    During 1995, the Company evaluated its net operating loss carryforwards and other tax assets in relation to its earnings history over the past few years and the estimated projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset which represented a reversal of the valuation allowance previously recorded against its deferred tax asset. As noted above, the Company is recording in 1996 (and in subsequent years) a tax provision based upon the Federal statutory rate in effect.

FINANCIAL CONDITION AND LIQUIDITY

    Working capital at March 31, 1996 was $55,362,000 (current ratio of 1.62 to 1.0) compared to working capital of $54,947,000 (current ratio of 1.84 to 1.0) at the end of 1995. Net receivables increased by over $21,000,000 since the end of 1995. The entire increase was related to the Bush Hog division. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the product by the dealer. Drought conditions in Texas, Oklahoma and Kansas are having a detrimental effect on retail sales in this area of the country. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. The increase in inventories since the end of 1995 (approximately $4,800,000) was primarily related to the Verson division where production continues on an order for three "A" presses as noted above. A portion of the increase in accumulated costs of presses in progress has been offset by customer deposits and progress payments related to contracts in process. The decrease in the current deferred tax asset ($2,168,000) represents the estimated portion of the tax provision in the first quarter of 1996 that will be offset by the utilization of tax loss carryforwards available to the Company. The Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes. There have been no significant fixed asset additions in the first quarter of 1996.

    Borrowings under the Revolving Credit Agreement have increased by almost $17,000,000 since the beginning of 1996. These temporary borrowings were necessary as working capital needs (primarily receivables) have increased during the period noted above. The increase in payables was primarily related to increased productivity at the Verson division.

    During the first quarter of 1996, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options previously issued. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors also authorized the purchase by the Company of up to an additional 250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 81,000 shares have been purchased in the first quarter of 1996. Some treasury shares purchased have been reissued in satisfaction of stock options exercised.

    On February 2, 1996, the Company announced an increase in the quarterly dividend from $.025 per share to $.05 per share, effective with the first quarter dividend paid on March 31, 1996.

    Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements relating to a recent amendment to the Revolving Credit Agreement.

    As of March 31, 1996, the Company had cash balances of $1,005,000 and additional funds of $16,285,000 available under its Revolving Credit Agreement. The Company anticipates positive cash flows in the second quarter of 1996, principally from the collection of Bush Hog receivables. The Company believes that its expected operating cash flow and funds available under its Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first quarter of 1996, the Company has been in compliance with all provisions of loan agreements in effect.

                             PART II - OTHER INFORMATION

Item 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIED PRODUCTS CORPORATION
                             -------------------------------------------
                                           (REGISTRANT)

May 13,1996                  Kenneth B. Light
                             -------------------------------------------
                             Kenneth B. Light,
                               Executive Vice President, Chief Financial &
                               Administrative Officer; Director

May 13,1996                  Robert J. Fleck
                             -------------------------------------------
                             Robert J. Fleck,
                             Vice President - Accounting & Chief Accounting
                               Officer

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS
   27                                         Financial Data Schedule