Form 10-Q
period 1996-06-30
ALLIED PRODUCTS CORP /DE/
filed 1996-08-12
CIK 3941

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM_____TO____

                            COMMISSION FILE NUMBER 1-5530

                             ALLIED PRODUCTS CORPORATION
              ----------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            DELAWARE                                      38-0292230
- --------------------------------              --------------------------------
 (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                 NUMBER)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:9,057,497 COMMON SHARES, $.01 PAR VALUE, AS OF JULY 31, 1996.

    ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                        INDEX


     PART I. FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

                    INTRODUCTION

                    CONDENSED CONSOLIDATED BALANCE SHEETS-
                      June 30, 1996 and December 31, 1995

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
                      Three and Six Months Ended  June 30, 1996 and 1995

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
                      Six Months Ended June  30, 1996 and 1995

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


     SIGNATURES

     EXHIBIT  INDEX

                            PART I - FINANCIAL INFORMATION

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INTRODUCTION

     The condensed consolidated financial statements included herein (as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1995 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                                June 30, 1996     December 31, 1995
                                                              -----------------   -----------------
Current Assets:
 Cash and cash equivalents                                    $       8,699,000   $         744,000
                                                              -----------------   -----------------

 Notes and accounts receivable, less allowances of
  $914,000 and $948,000, respectively                         $      50,379,000   $      44,293,000
                                                              -----------------   -----------------

 Inventories:
  Raw materials                                               $       9,592,000   $      12,037,000
  Work in process                                                    35,943,000          20,438,000
  Finished goods                                                     19,495,000          19,931,000
                                                              -----------------   -----------------
                                                              $      65,030,000   $      52,406,000
                                                              -----------------   -----------------
 Deferred tax asset                                           $      18,900,000   $      22,538,000
                                                              -----------------   -----------------

 Prepaid expenses                                             $         409,000   $         323,000
                                                              -----------------   -----------------

         Total current assets                                 $     143,417,000   $     120,304,000
                                                              -----------------   -----------------

Plant and Equipment, at cost:
  Land                                                        $       2,172,000   $       2,172,000
  Buildings and improvements                                         36,374,000          36,269,000
  Machinery and equipment                                            48,093,000          47,078,000
                                                              -----------------   -----------------
                                                              $      86,639,000   $      85,519,000
   Less- Accumulated depreciation and amortization                   49,150,000          47,083,000
                                                              -----------------   -----------------
                                                              $      37,489,000   $      38,436,000
                                                              -----------------   -----------------
Other Assets:

  Notes receivable, due after one year, less allowance of
   $7,541,000 and $7,699,000, respectively                    $          11,000   $          40,000

  Deferred tax asset                                                  4,823,000           4,823,000

  Deferred charges (goodwill), net of amortization                    1,757,000           1,845,000

  Other                                                               1,128,000           1,295,000
                                                              -----------------   -----------------
                                                              $       7,719,000   $       8,003,000
                                                              -----------------   -----------------
                                                              $     188,625,000   $     166,743,000
                                                              -----------------   -----------------
                                                              -----------------   -----------------


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                June 30, 1996     December 31, 1995
                                                              -----------------   -----------------
Current Liabilities:
  Revolving credit agreement                                  $      28,300,000   $      11,200,000
  Current portion of long-term debt                                     405,000             621,000
  Accounts payable                                                   19,281,000          21,152,000
  Accrued expenses                                                   34,227,000          32,384,000
                                                              -----------------   -----------------

           Total current liabilities                          $      82,213,000   $      65,357,000
                                                              -----------------   -----------------

Long-term debt, less current portion shown above              $        221,000    $         315,000
                                                              -----------------   -----------------

Other long-term liabilities                                   $       2,755,000   $       2,806,000
                                                              -----------------   -----------------

Commitments and Contingencies

Shareholders' Investment:

  Common Stock, par value $.01 per share; authorized
    25,000,000 shares; issued  9,364,844 and 9,138,344
    shares at June 30, 1996 and December 31, 1995,
    respectively                                              $          94,000   $          91,000
  Treasury Stock, at cost                                            (7,019,000)              -
  Additional paid-in capital                                         95,582,000          93,143,000
  Retained earnings                                                  14,779,000           5,031,000
                                                              -----------------   -----------------

                                                              $     103,436,000   $      98,265,000
                                                              -----------------   -----------------

                                                              $     188,625,000   $     166,743,000
                                                              -----------------   -----------------
                                                              -----------------   -----------------


        The accompanying notes to condensed consolidated financial statements are an integral part of these  statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ended June 30,
                                                               ------------------------------------
                                                                       1996                1995
                                                               ----------------    ----------------
Net sales                                                      $     69,198,000    $     64,328,000

Cost of products sold                                                51,392,000          47,503,000
                                                               ----------------    ----------------

     Gross profit                                              $     17,806,000    $     16,825,000
                                                               ----------------    ----------------

Other costs and expenses:
  Selling and administrative expenses                          $      8,641,000    $      8,864,000
  Interest expense                                                      478,000             223,000
  Other (income) expense, net                                           (61,000)           (167,000)
                                                               ----------------    ----------------
                                                               $      9,058,000    $      8,920,000
                                                               ----------------    ----------------
Income before taxes                                            $      8,748,000    $      7,905,000

Provision for income taxes                                            3,206,000             228,000
                                                               ----------------    ----------------

Net income                                                     $      5,542,000    $      7,677,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------

Net income applicable to common stock                          $      5,542,000    $      7,255,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------

Earnings per common share:

  Primary                                                      $            .61    $            .77
                                                               ----------------    ----------------
                                                               ----------------    ----------------

  Fully Diluted                                                $            .61    $            .77
                                                               ----------------    ----------------
                                                               ----------------    ----------------

Weighted average  shares outstanding:

  Primary                                                             9,096,000           9,416,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------

  Fully Diluted                                                       9,096,000           9,420,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------

Dividends per common share                                     $            .05    $           .025
                                                               ----------------    ----------------
                                                               ----------------    ----------------


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                       Six Months Ended June 30,
                                                               ------------------------------------
                                                                       1996                1995
                                                               ----------------    ----------------
Net sales                                                      $    144,441,000    $    131,916,000
Cost of products sold                                               109,739,000          99,245,000
                                                               ----------------    ----------------
     Gross profit                                              $     34,702,000    $     32,671,000
                                                               ----------------    ----------------

Other costs and expenses:
  Selling and administrative expenses                          $     17,674,000    $     17,870,000
  Interest expense                                                      920,000             674,000
  Other (income) expense, net                                          (167,000)           (691,000)
                                                               ----------------    ----------------
                                                               $     18,427,000    $     17,853,000
                                                               ----------------    ----------------
Income before taxes                                            $     16,275,000    $     14,818,000
Provision for income taxes                                            5,615,000             491,000
                                                               ----------------    ----------------
Net income                                                     $     10,660,000    $     14,327,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------
Net income applicable to common stock                          $     10,660,000    $     13,438,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------
Earnings per common share:
  Primary                                                      $           1.17    $           1.43
                                                               ----------------    ----------------
                                                               ----------------    ----------------
  Fully Diluted                                                $           1.17    $           1.43
                                                               ----------------    ----------------
                                                               ----------------    ----------------
Weighted average  shares outstanding:
  Primary                                                             9,115,000           9,370,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------
  Fully Diluted                                                       9,115,000           9,413,000
                                                               ----------------    ----------------
                                                               ----------------    ----------------

Dividends per common share                                     $           .10     $           .025
                                                               ----------------    ----------------
                                                               ----------------    ----------------


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the six months ended June 30,
                                                                          -----------------------------------
                                                                                 1996                1995
                                                                          ---------------     ---------------
Cash Flows from Operating Activities:
  Net income                                                              $    10,660,000     $    14,327,000
  Adjustments to reconcile net income to net cash provided from
   (used for) operating activities:
   Gains on sales of operating and non-operating assets                           (38,000)         (1,331,000)
   Depreciation and amortization                                                2,750,000           2,585,000
   Amortization of deferred charges                                                88,000           1,034,000
   Deferred income taxes                                                        5,053,000                 -
   Changes in noncash assets and liabilities, net of effects of assets sold and noncash transactions:
    Increase in accounts receivable                                            (6,213,000)         (9,114,000)
    Increase in inventories                                                   (12,624,000)        (12,100,000)
    Increase in prepaid expenses                                                  (86,000)           (148,000)
    Decrease in notes receivable, due after one year                               29,000             232,000
    Increase (decrease)  in accounts payable and accrued expenses                (393,000)         27,811,000
   Other, net                                                                     243,000             177,000
                                                                          ---------------     ---------------
  Net cash provided from (used for) operating activities                  $      (531,000)    $    23,473,000
                                                                          ---------------     ---------------
Cash Flows from Investing Activities:
  Additions to plant and equipment                                        $    (1,809,000)    $    (9,956,000)
  Proceeds from sales of plant and equipment                                       44,000           1,436,000
                                                                          ---------------     ---------------

  Net cash used for investing activities                                  $    (1,765,000)    $    (8,520,000)
                                                                          ---------------     ---------------

Cash Flows from Financing Activities:
  Borrowings under revolving credit agreement                             $    64,350,000     $    59,200,000
  Payments under revolving credit agreement                                   (47,250,000)        (67,500,000)
  Payments of short and long-term debt                                           (310,000)           (353,000)
  Payments of preferred stock redemptions                                             -            (6,366,000)
  Issuance of common stock                                                      1,501,000                 -
  Purchase of treasury stock                                                   (8,125,000)                -
  Dividends paid                                                                 (912,000)         (1,118,000)
  Stock option transactions                                                       997,000             531,000
                                                                          ---------------     ---------------
  Net cash provided from (used for)  financing activities                 $    10,251,000     $   (15,606,000)
                                                                          ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                      $     7,955,000     $      (653,000)

Cash and cash equivalents at beginning of year                                    744,000           1,654,000
                                                                          ---------------     ---------------

Cash and cash equivalents at end of period                                $     8,699,000     $     1,001,000
                                                                          ---------------     ---------------
                                                                          ---------------     ---------------


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) ACCRUED EXPENSES

    The Company's accrued expenses consist of the following:

                                                  6/30/96            12/31/95
                                                -----------         -----------
Salaries and wages                              $ 7,562,000         $ 5,542,000
Warranty                                         11,131,000           9,077,000
Self insurance accruals                           3,185,000           4,411,000
Restructuring and other facility close
  down costs                                      1,049,000           1,494,000
Pensions, including retiree health                5,786,000           5,901,000
Taxes, other than income taxes                      508,000             738,000
Environmental matters                             2,563,000           3,019,000
Other                                             2,443,000           2,202,000
                                                -----------         -----------
                                                $34,227,000         $32,384,000
                                                -----------         -----------
                                                -----------         -----------

(2) RESTRUCTURING COSTS

         During the first half and second quarter of 1996 and 1995, expenditures of approximately $445,000 ($87,000 in the second quarter) and $764,000 ($336,000 in the second quarter), respectively, were charged against the provision for restructuring cost established prior to 1994.

(3) FINANCIAL ARRANGEMENTS

         During the first half of 1996, the Company entered into an amendment of the Revolving Credit Agreement with the Bank of America and LaSalle National Bank. Prior to this amendment, the $50,000,000 permitted under this agreement was available as $15,000,000 in Letters of Credit and $35,000,000 in loans. This amendment does away with this distinction. The Company can now have up to $50,000,000 of borrowings outstanding, any part of which can be letters of credit and/or loans.

(4) DIVIDENDS PAYMENT ON COMMON STOCK

         During the first quarter of 1996, the Company announced an increase in the quarterly dividend from $.025 per share to $.05 per share, effective with the first quarter dividend paid on March 30, 1996. A second quarter dividend ($.05 per share) was declared and paid prior to the end of the second quarter. Subsequent to the end of the second quarter of 1996, the Company declared a third quarter dividend ($.05 per share) payable September 30, 1996.

(5) TREASURY STOCK

         During the first half of 1996, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors also authorized the purchase by the Company of up to an additional 250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 131,000 shares have been purchased in the first half of 1996 (60,000 shares in the second
    quarter).   Subsequent to the end of the second quarter of 1996, the
    purchase of an additional 250,000 common shares was authorized by the Board of Directors. Some treasury shares purchased have been reissued as a result of exercises options.

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

         At June 30, 1996, the Company was contingently liable for approximately $2,593,000 primarily relating to outstanding letters of credit.

(7) INCOME TAXES

         The provision for income taxes in the first half of 1996 and 1995 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. The provision for income taxes in the first half of 1995 was reduced to the Alternative Minimum Tax rate through the utilization of net operating loss carryforwards. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a further discussion related to income taxes.

(8) SUMMARY OF OTHER (INCOME) EXPENSE

         Other (income) expense for the three and six month periods ended June 30, 1996 and 1995 consists of the following:

                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                           --------------------------   ------------------------
                              6/30/96      6/30/95      6/30/96        6/30/95
                             ---------    ---------    ---------     ----------
Interest income              $ (13,000)   $ (31,000)   $ (76,000)    $ (285,000)
Goodwill amortization           44,000      517,000       88,000      1,034,000
Loan cost expenses              75,000       87,000      153,000        174,000
Net (gain) loss on sales
  of operating and non-
  operating assets               1,000     (110,000)     (38,000)    (1,331,000)
Litigation settlements            -        (456,000)     (96,000)         9,000
Other miscellaneous           (168,000)    (174,000)    (198,000)      (292,000)
                             ---------    ---------    ---------     ----------
                             $ (61,000)   $(167,000)   $(167,000)    $ (691,000)
                             ---------    ---------    ---------     ----------
                             ---------    ---------    ---------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

FIRST HALF OF 1996 COMPARED TO FIRST HALF OF 1995

    Net sales for the first half of 1996 were $144,441,000 compared to net sales of $131,916,000 reported for the first half of 1995. Income before taxes for the first half of 1996 was $16,275,000 compared to income before taxes of $14,818,000 reported for the same six month period of the prior year. Net income was $10,660,000 ($1.17 per common share) for the first half of 1996 compared to $14,327,000 ($1.43 per common share) reported for the first half of 1995. Beginning in the current year, the Company is recording a tax provision based upon the Federal statutory rate in effect. Had the Company been providing taxes in 1995 on a similar basis, income before taxes would have been $15,763,000 (due to the elimination of goodwill associated with certain acquisitions which had net operating loss carryforwards) and net income would have been $9,953,000 ($.97 per common share) for the first half of that year.

    At the Bush Hog division, net sales decreased by 6% for the first half of 1996 compared to the first half of 1995. The majority of the decrease was related to the cutter and loader product lines. Sales of these products were affected by continued weak cattle prices. Product sales were also affected by drought conditions in Texas, Oklahoma and Kansas. During the second quarter, portions of the Southeast have also experienced drier than normal conditions. Crop plantings were delayed in the Midwest due to extremely wet conditions. Parts sales also decreased in the first half of 1996 due to the effects of weather conditions noted above and dealers in some areas delaying preseason parts orders. These decreases were partially offset by the effects of sales of new products (such as the zero turn mower) introduced in the last half of 1995. New products are related to turf and landscaping for utilization by commercial turf (sod) growers and for golf course maintenance. Gross profits in the first half of 1996 approximated those reported in the first half of the prior year. The effect of decreased sales was offset by the effect of improved gross profit margins resulting from improved direct labor efficiencies and management of overhead costs. A program was initiated in the last half of 1995 and completed in June 1996 to help recognize areas and means of improvement in the manufacturing process. Further implementation of these changes should result in additional savings going forward.

    At the Verson division, net sales have increased by over 33% for the first half of 1996 compared to the first half of the prior year. The entire increase was related to press production. Revenue and profits are recognized on a percentage of completion basis for press production at this division. During the last half of 1995, production began on an order for three "A" size transfer presses. Significant production continued on this order in the first half of 1996. Shipment of the first press of this order took place during the second quarter of 1996. During 1995, the press assembly area was expanded to accommodate the continuing increase in orders. Production in the first half of
1995 was related to smaller presses with lower sales value.   Gross profits
increased in the first half of 1996 compared to the first half of the prior year due to greater sales (production) as noted above. Gross profit margins decreased in the first half of 1996. Average monthly employment levels (direct and indirect) have increased in the first half of 1996 compared to the prior year. Overtime costs have increased as this division works to meet press shipment delivery schedules. Warranty costs have also increased in 1996 over 1995 levels reflecting the mix of production during each of the six month periods.

    At the Coz division, net sales for the first half of 1996 approximated net sales levels reported for the first half of the prior year. Sales by product line at this division indicated no significant changes between the two six month periods. Gross profits and gross profit margins have decreased in the first half of 1996. The decreases reflect the effects of increased material costs which are not being fully passed on to customers in order to remain competitive with other manufacturers.

    Selling and administrative expenses were $17,674,000 (12.2% of net sales) for the first half of 1996 compared to $17,870,000 (13.5% of net sales) for the first half of 1995. Increases in selling expenses were primarily related to the Bush Hog division and were associated with the introduction of new products at turf and lawn shows. On a consolidated basis, administrative expenses decreased for the 1996 six month period. During the first half of 1995, separation expenses were provided for as a result of the resignation of a Corporate officer. This was partially offset by the cost of outside consultants in 1996 at the Bush Hog division.

    Interest expense for the first half of 1996 was $920,000 compared to $674,000 reported for the first half of the prior year. Average borrowing levels have increased as production continues at the Verson division on an order for three large presses previously discussed. The Company has also purchased over $8,000,000 of treasury stock since the end of 1995, some of which has been reissued upon the exercise of stock options.

    Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first half of 1996 and 1995.

    During the fourth quarter of 1995, the Company reevaluated its net operating loss carryforwards and other tax assets in relation to its earnings history over the past few years and the estimated projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset which represented a reversal of the valuation allowance previously recorded against its deferred tax asset. As noted above, the Company is recording in 1996 (and in subsequent years) a tax provision based upon the Federal statutory rate in effect.

SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995

    Net sales for the second quarter of 1996 were $69,198,000, an increase of over 7% compared to net sales of $64,328,000 reported for the second quarter of 1995. Income before taxes for the second quarter of 1996 was $8,748,000 compared to income before taxes of $7,905,000 reported for the second quarter of the prior year. Net income was $5,542,000 ($.61 per common share) compared to net income of $7,677,000 ($.77 per common share) reported for the second quarter of 1995. As noted above, the Company is recording a tax provision in 1996 based upon the Federal statutory rate in effect. Had the Company been providing taxes in the second quarter of 1995 on a similar basis, income before taxes would have been $8,377,000 and net income would have been $5,289,000 ($.52 per common share).

    At the Bush Hog division, net sales have decreased by over 13% for the second quarter of 1996 compared to the second quarter of 1995. The majority of the decrease was related to the rotary cutter product line. Large cutter sales to cattle ranchers have been affected by weak cattle prices. Cattle prices are expected to remain weak for the remainder of this year and into the first half of 1997. Other product line decreases relate to loaders, peanut combines and parts. These decreases were partially offset by the effects of new product sales previously discussed. Gross profits at the Bush Hog division decreased for the second quarter of 1996 compared to the second quarter of the prior year. The decrease was primarily associated with lower sales volume. Gross profit margins have improved slightly during the second quarter of 1996 reflecting improved manufacturing efficiencies resulting from the implementation of cost reduction measures recommended by outside consultants.

    At the Verson division, net sales for the second quarter of 1996 increased over 36% from levels reported for the second quarter of 1995. The entire increase was related to increased press production (sales) resulting from the order for three "A" size presses from Chrysler. Production for this order began in the third quarter of 1995. Parts sales remained constant for the second quarter of 1996. Gross profits improved at the Verson division in the second quarter of 1996, the direct result of increased sales volume discussed above. Gross profit margins decreased during the 1996 second quarter due to increased manufacturing costs. Employment levels were increased to handle the increased production. Increased overtime costs were incurred in 1996 in order to meet the required delivery schedule associated with the large press order. Provisions for warranty were also increased in the second quarter of 1996 as sales volumes increased. Mix of products sold changed in 1996 as parts sales (which carry a higher gross profit margin) were less significant in relation to total sales for the quarter.

    At the Coz division, net sales increased by over 6% for the second quarter of 1996 compared to the same quarter of the prior year. The majority of the increase was related to the processed goods product line. A portion of this increase was associated with the division having a two week production shutdown for vacation in the first two weeks of July 1996. Customers increased their orders prior to the shutdown so as to not disrupt their own production schedules. Gross profit and gross profit margins decreased slightly at the Coz division during the second quarter of 1996. These decreases reflect the effects of increased material costs which have not been completely passed on to customers in order to stay competitive with other providers of thermoplastic resins.

    Selling and administrative expenses totaled $8,641,000 (12.5% of net sales) for the second quarter of 1996 compared to $8,864,000 (13.8% of net sales) reported for the second quarter of 1995. In terms of actual dollars expensed, administrative expenses in the second quarter of the current year were equal to administrative expenses in the second quarter of the prior year. Increases at the Bush Hog division (primarily related to the cost of outside consultants) were offset by the effects of slightly lower costs at the remaining operating divisions and the Corporate office. Actual selling expenses decreased during the second quarter of 1996 primarily reflecting the effects of lower sales at the Bush Hog division.

    Interest expense for the second quarter of 1996 increased to $478,000 compared to $223,000 reported for the second quarter of 1995. Cash requirements at the Verson division have increased in the second quarter of 1996 due to accumulated production costs associated with the order for three "A" size presses. Treasury stock purchases also continued in the second quarter of the current year.

    Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense for the second quarter of 1996 and 1995.

    The discussion above related to the provision for income taxes for the first half of 1996 is relevant for the second quarter of the current year.

FINANCIAL CONDITION AND LIQUIDITY

    Working capital at June 30, 1996 was $61,204,000 (current ratio of 1.74 to 1.0) compared to working capital of $54,947,000 (current ratio of 1.84 to 1.0) at December 31, 1995. Net receivables have increased by over $6,000,000 since the end of 1995. The majority of the increase was related to the Bush Hog division. Cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the product by the dealer. Drought conditions in Texas, Oklahoma and Kansas are having a detrimental effect on retail sales in this area of the country. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. Net receivables at the Coz division also increased in the first half of 1996, primarily from the strong sales at the end of the second quarter as the operations were shutdown for two weeks at the beginning of July. The $12,600,000 increase in inventories in the first half of 1996 was entirely associated with the Verson division where production continues on an order for three "A" presses as discussed above. A portion of the increase in accumulated costs of presses in progress has been offset by customer deposits and progress payments related to contracts in process. Inventories at other operating locations have decreased slightly since the end of 1995. The decrease in the current deferred tax asset ($3,638,000) represents the estimated portion of the tax provision in the first half of 1996 that will be offset by the utilization of tax loss carryforwards available to the Company. The Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes. There have been no significant fixed asset additions in the first half of 1996.

    Net borrowings under the Revolving Credit Agreement have increased by over $17,000,000 since the end of 1995. These temporary borrowings were necessary as working capital needs (primarily receivables and inventories) have increased during the first half of 1996. Proceeds were also used for the purchase of treasury stock noted below.

    During the first half of 1996, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors also authorized the purchase by the Company of up to an additional 250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 131,000 shares have been repurchased in the first half of 1996. Subsequent to the end of the second quarter of 1996, the purchase of an additional 250,000 common shares was authorized by the Board of Directors. Some treasury shares purchased have been reissued upon the exercises of stock options.

    During the first quarter of 1996, the Company announced an increase in the quarterly dividend from $.025 per share to $.05 per share, effective with the first quarter dividend paid at the end of that quarter. A second quarter dividend ($.05 per share) was declared and paid prior to the end of that quarter. Subsequent to the end of the second quarter of 1996, the Company declared a third quarter dividend ($.05 per share) payable September 30, 1996.

    Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements relating to an amendment to the Revolving Credit Agreement.

    As of June 30, 1996, the Company had cash balances of $8,699,000 and additional funds of $16,085,000 available under its Revolving Credit Agreement. The Company believes that its expected operating cash flow and funds available under this Revolving Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first half of 1996, the Company has been in compliance with all provisions of loan agreements in effect.

                             PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 23, 1996 the Registrant held its annual meeting of shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission. The following item was voted on by the Company's shareholders:

    ELECTION OF THREE DIRECTORS. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The nominees received the following number of votes:

    CLASS C DIRECTORS - TERMS EXPIRE IN 1999 - MR. S.S SHERMAN, MR. KENNETH B. LIGHT AND MR. WILLIAM D. FISCHER

         For Mr. Sherman - 7,965,648; withheld from Mr. Sherman - 59,931. For Mr. Light - 7,935,958; withheld from Mr. Light - 82,721.
         For Mr. Fischer - 7,960,320; withheld from Mr. Fischer - 65, 359

    The terms of the following directors continued after the meeting:

    CLASS A DIRECTORS - TERMS EXPIRE IN 1997

         Mr. Mitchell I. Quain, Mr. R. A. Drexler and Mr. J. W. Puth

    CLASS B  DIRECTORS - TERMS EXPIRE IN 1998

         Mr. Lloyd A. Drexler, Mr. John E. Jones and Mr. Stanley J. Goldring

    Approximately 984, 000 shares held by brokers and nominees were not voted in the election of the directors.

Item 6.  EXHIBIT AND REPORTS ON FORM 8-K


(a) Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALLIED PRODUCTS CORPORATION
                                  ---------------------------------
                                            (REGISTRANT)



August 12,1996                    Kenneth B. Light
- --------------                    ------------------------------------------
                                  Kenneth B. Light,
                                   Executive Vice President, Chief Financial &
                                   Administrative Officer; Director



August 12,1996                    Robert J. Fleck
- --------------                    ------------------------------------------
                                  Robert J. Fleck,
                                   Vice President - Accounting & Chief
                                   Accounting Officer

                             ALLIED PRODUCTS CORPORATION

                                  INDEX TO EXHIBITS


EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS
- -----------                                 -----------------------
   11                                       Computation of Earnings per Share
   27                                       Financial Data Schedule