Form 10-Q
period 1996-09-30
ALLIED PRODUCTS CORP /DE/
filed 1996-11-12
CIK 3941

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM_____TO____

                            COMMISSION FILE NUMBER 1-5530

                             ALLIED PRODUCTS CORPORATION
                -----------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       38-0292230
-------------------------------              -------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                 NUMBER)


10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                          60606
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 454-1020


                                    NOT APPLICABLE
                    ---------------------------------------------
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 8,945,115 COMMON SHARES, $.01 PAR VALUE, AS OF OCTOBER 31, 1996.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                        INDEX


    PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

              INTRODUCTION

              CONDENSED CONSOLIDATED BALANCE SHEETS-
               September  30, 1996 and December 31, 1995

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
               Three and Nine Months Ended Sepatember 30, 1996 and 1995

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
               Nine Months Ended  September  30, 1996 and 1995

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


SIGNATURES

EXHIBIT  INDEX

                            PART I - FINANCIAL INFORMATION

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INTRODUCTION

    The condensed consolidated financial statements included herein (as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1995 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                           September 30, 1996   December 31, 1995
                                                           ------------------   ---------------
Current Assets:

  Cash and cash equivalents                                  $     314,000       $     744,000
                                                             -------------       -------------
  Notes and accounts receivable, less allowances of
   $819,000 and $948,000, respectively                       $  53,510,000       $  44,293,000
                                                             -------------       -------------
  Inventories:

    Raw materials                                            $   9,367,000       $  12,037,000

    Work in process                                             26,394,000          20,438,000

    Finished goods                                              17,580,000          19,931,000
                                                             -------------       -------------
                                                             $  53,341,000       $  52,406,000
                                                             -------------       -------------
  Deferred tax asset                                         $  16,374,000       $  22,538,000
                                                             -------------       -------------
  Prepaid expenses                                           $     316,000       $     323,000
                                                             -------------       -------------
          Total current assets                               $ 123,855,000       $ 120,304,000
                                                             -------------       -------------
  Plant and Equipment, at cost:

    Land                                                     $   2,172,000       $   2,172,000

    Buildings and improvements                                  36,538,000          36,269,000

    Machinery and equipment                                     48,748,000          47,078,000
                                                             -------------       -------------
                                                             $  87,458,000       $  85,519,000
    Less- Accumulated depreciation and amortization             50,088,000          47,083,000
                                                             -------------       -------------
                                                             $  37,370,000       $  38,436,000
                                                             -------------       -------------
 Other Assets:
    Notes receivable, due after one year, less allowance of
       $7,165,000 and $7,699,000, respectively               $       7,000       $      40,000

    Deferred tax asset                                           4,823,000           4,823,000

    Deferred charges (goodwill), net of amortization             1,712,000           1,845,000

    Other                                                        1,097,000           1,295,000
                                                             -------------       -------------
                                                             $   7,639,000       $   8,003,000
                                                             -------------       -------------
                                                             $ 168,864,000       $ 166,743,000
                                                             -------------       -------------
                                                             -------------       -------------





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                           September 30, 1996   December 31,1995
                                                           ------------------   ----------------
Current Liabilities:

  Revolving credit agreement                                 $   8,000,000       $  11,200,000

  Current portion of long-term debt                                201,000             621,000

  Accounts payable                                              16,744,000          21,152,000

  Accrued expenses                                              34,663,000          32,384,000
                                                             -------------       -------------

             Total current liabilities                       $  59,608,000       $  65,357,000
                                                             -------------       -------------

Long-term debt, less current portion shown above             $     174,000       $     315,000
                                                             -------------       -------------
Other long-term liabilities                                  $   2,728,000       $   2,806,000
                                                             -------------       -------------
Commitments and Contingencies

Shareholders'  Investment:

   Common Stock, par value $.01 per share; authorized
     25,000,000 shares; issued  9,364,844 and 9,138,344
     shares at September 30, 1996 and December 31, 1995,
     respectively                                            $      94,000       $      91,000

   Treasury Stock, at cost (347,097 shares at
     September 30, 1996)                                        (8,400,000)               -

   Additional paid-in capital                                   95,531,000          93,143,000

   Retained earnings                                            19,129,000           5,031,000
                                                             -------------       -------------
                                                             $ 106,354,000       $  98,265,000
                                                             -------------       -------------

                                                             $ 168,864,000       $ 166,743,000
                                                             -------------       -------------
                                                             -------------       -------------







The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME





                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1996             1995
                                               ------------      ------------

Net sales                                      $ 72,273,000      $ 68,899,000

Cost of products sold                            56,151,000        54,436,000
                                               ------------      ------------
    Gross profit                               $ 16,122,000      $ 14,463,000
                                               ------------      ------------
Other costs and expenses:

  Selling and administrative expenses          $  8,293,000      $  7,909,000

  Interest expense                                  374,000           143,000

  Other (income) expense, net                      (291,000)         (164,000)
                                               ------------      ------------
                                               $  8,376,000      $  7,888,000
                                               ------------      ------------
Income before taxes                            $  7,746,000      $  6,575,000

Provision for income taxes                        2,940,000           248,000
                                               ------------      ------------
Net income                                     $  4,806,000      $  6,327,000
                                               ------------      ------------
                                               ------------      ------------
Net income applicable to common stock          $  4,806,000      $  6,016,000
                                               ------------      ------------
                                               ------------      ------------
Earnings per common share:

  Primary                                      $        .53      $        .63
                                               ------------      ------------
                                               ------------      ------------
  Fully Diluted                                $        .53      $        .63
                                               ------------      ------------
                                               ------------      ------------
Weighted average shares outstanding:

  Primary                                         9,046,000         9,468,000
                                               ------------      ------------
                                               ------------      ------------
  Fully Diluted                                   9,046,000         9,468,000
                                               ------------      ------------
                                               ------------      ------------
Dividends per common share                     $        .05      $       .025
                                               ------------      ------------
                                               ------------      ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1996             1995
                                              -------------     -------------

Net sales                                     $ 216,714,000     $ 200,815,000

Cost of products sold                           165,890,000       153,681,000
                                              -------------     -------------
    Gross profit                              $  50,824,000     $  47,134,000
                                              -------------     -------------
Other costs and expenses:

  Selling and administrative expenses         $  25,967,000     $  25,779,000

  Interest expense                                1,294,000           817,000

  Other (income) expense, net                      (458,000)         (855,000)
                                              -------------     -------------
                                              $  26,803,000     $  25,741,000
                                              -------------     -------------

Income before taxes                           $  24,021,000     $  21,393,000

Provision for income taxes                        8,555,000           739,000
                                              -------------     -------------
Net income                                    $  15,466,000     $  20,654,000
                                              -------------     -------------
                                              -------------     -------------
Net income applicable to common stock         $  15,466,000     $  19,454,000
                                              -------------     -------------
                                              -------------     -------------
Earnings per common share:

  Primary                                     $        1.70     $        2.07
                                              -------------     -------------
                                              -------------     -------------
  Fully Diluted                               $        1.70     $        2.06
                                              -------------     -------------
                                              -------------     -------------
Weighted average  shares outstanding:

  Primary                                         9,092,000         9,396,000
                                              -------------     -------------
                                              -------------     -------------
  Fully Diluted                                   9,092,000         9,450,000
                                              -------------     -------------
                                              -------------     -------------
Dividends per common share                    $         .15     $         .05
                                              -------------     -------------
                                              -------------     -------------



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                                            1996                 1995
                                                                      --------------      --------------
Cash Flows from Operating Activities:

  Net income                                                          $   15,466,000      $   20,654,000

  Adjustments to reconcile net income to net cash provided from operating activities:

   Gains on sales of operating and non-operating assets                     (117,000)         (1,085,000)

   Depreciation and amortization                                           3,866,000           3,792,000

   Amortization of deferred charges                                          133,000           1,551,000

   Deferred income taxes                                                   7,609,000                -

   Changes in noncash assets and liabilities, net of noncash transactions:

     Increase in accounts receivable                                      (9,412,000)        (11,612,000)

     Increase in inventories                                                (935,000)         (4,060,000)

     (Increase) decrease in prepaid expenses                                   7,000            (143,000)

     Decrease in notes receivable, due after one year                         33,000             221,000

     Increase (decrease)  in accounts payable and accrued expenses        (2,948,000)         13,117,000

   Other, net                                                                315,000            (138,000)
                                                                      --------------      --------------
  Net cash provided from operating activities                         $   14,017,000      $   22,297,000
                                                                      --------------      --------------
Cash Flows from Investing Activities:

  Additions to plant and equipment                                    $   (2,806,000)     $  (12,822,000)

  Proceeds from sales of plant and equipment                                 123,000           2,054,000
                                                                      --------------      --------------

  Net cash used for investing activities                              $   (2,683,000)     $  (10,768,000)
                                                                      --------------      --------------
Cash Flows from Financing Activities:

  Borrowings under revolving credit agreements                        $   81,150,000      $   79,100,000

  Payments under revolving credit agreements                             (84,350,000)        (83,100,000)

  Payments of short and long-term debt                                      (560,000)           (620,000)

  Payments of preferred stock redemptions                                       -             (6,367,000)

  Issuance of common stock                                                 1,501,000                -

  Purchase of treasury stock                                              (9,638,000)               -

  Dividends paid                                                            (911,000)         (1,343,000)

  Stock option transactions                                                1,044,000             664,000
                                                                      --------------      --------------

  Net cash used for  financing activities                             $  (11,764,000)     $  (11,666,000)
                                                                      --------------      --------------

Net decrease in cash and cash equivalents                             $     (430,000)     $     (137,000)

Cash and cash equivalents at beginning of year                               744,000           1,654,000
                                                                      --------------      --------------

Cash and cash equivalents at end of period                            $      314,000      $    1,517,000
                                                                      --------------      --------------
                                                                      --------------      --------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) ACCRUED EXPENSES
         The Company's accrued expenses consist of the following:

                                                   9/30/96       12/31/95
                                               ------------   ------------
    Salaries and wages                         $  7,011,000   $  5,542,000
    Warranty                                     12,210,000      9,077,000
    Self insurance accruals                       2,620,000      4,411,000
    Restructuring and other facility close
        down costs                                  789,000      1,494,000
    Pensions, including retiree health            6,334,000      5,901,000
    Taxes, other than income taxes                  445,000        738,000
    Environmental matters                         2,612,000      3,019,000
    Other                                         2,642,000      2,202,000
                                               ------------   ------------
                                                $34,663,000    $32,384,000
                                               ------------   ------------
                                               ------------   ------------

(2) RESTRUCTURING COSTS
         During the first nine months of 1996 and 1995, expenditures of approximately $705,000 ($261,000 in the third quarter) and $1,566,000 ($801,000 in the third quarter), respectively, were charged against the provision for restructuring cost established prior to 1994.

(3) FINANCIAL ARRANGEMENTS
         During the third quarter of 1996, the Company entered into an Amended and Restated Credit Agreement with the Bank of America and LaSalle National Bank. The new agreement (which replaces the Revolving Credit Agreement) provides for up to $100,000,000 of borrowing at either a floating prime or fixed LIBOR (with the rate dependant on the ratio of Funded Debt to Operating Cash Flow) rate. The agreement provides for certain specific covenants (minimum net worth, debt coverage and fixed charge coverage ratio and maximum funded debt/operating cash flow ratio) and expires on September 30, 1999.


(4) DIVIDEND PAYMENTS ON COMMON STOCK
         During the first quarter of 1996, the Company increased the quarterly dividend from $.025 per share to $.05 per share effective with the first quarter dividend paid on March 30, 1996. Second and third quarter dividends of $.05 per share have been declared and paid prior to the end of each respective quarter. Subsequent to the end of the third quarter of 1996, the Company declared a fourth quarter dividend of $.05 per share payable on December 31, 1996 to stockholders of record on December 6, 1996.

(5) TREASURY STOCK
         During the first nine months of 1996, the Company issued 211,500 new common shares to certain officers of the Company for the exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors authorized the purchase of up to an additional 500,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 190,000 shares have been purchased in the first nine months of 1996 (59,000 shares in the third
    quarter).   Subsequent to the end of the third  quarter of 1996, an
    additional 123,300 shares have been purchased for treasury stock purposes. Some treasury shares purchased have been reissued upon the exercises of stock options.

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

         At September 30, 1996, the Company was contingently liable for approximately $2,866,000 primarily relating to outstanding letters of credit.


(7) INCOME TAXES
         The provision for income taxes for the nine months ended September 30, 1995 was reduced to the Alternative Minimum Tax rate through the utilization of net operating loss carryforwards. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a further discussion related to income taxes.

(8) SUMMARY OF OTHER (INCOME) EXPENSE
         Other (income) expense for the three and nine month periods ended September 30, 1996 and 1995 consists of the following:

                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                              --------------------------    -------------------------
                                               9/30/96        9/30/95        9/30/96       9/30/95
                                             ---------      ---------      ---------      ---------
Interest income                              $ (19,000)     $ (69,000)     $ (95,000)    $ (224,000)

Goodwill amortization                           45,000        516,000        133,000      1,551,000

Loan cost expenses                              65,000         87,000        218,000        261,000

Net (gain) loss on sales
   of operating and non-
   operating assets                            (68,000)       202,000       (117,000)    (1,085,000)

Litigation settlements                            -        (1,090,000)       (96,000)    (1,123,000)

Payment received on long-
  term note receivable
  reserved for as
  uncollectible                               (376,000)          -          (534,000)          -

Other miscellaneous                             62,000        190,000         33,000       (235,000)
                                             ---------      ---------      ---------     ----------
                                             $(291,000)     $(164,000)     $(458,000)    $ (855,000)
                                             ---------      ---------      ---------     ----------
                                             ---------      ---------      ---------     ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND RESULTS OF OPERATIONS

OPERATING RESULTS

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

    Net sales for the nine months ended September 30, 1996 were $216,714,000 compared to net sales of $200,815,000 for the same nine month period of 1995. Income before taxes for the first nine months of 1996 was $24,021,000 compared to income before taxes of $21,393,000 reported in the first nine months of the prior year. Net income was $15,466,000 ($1.70 per common share) for the first nine months of 1996 compared to net income of $20,654,000 ($2.07 per common share) for the same nine month period of 1995. Beginning in 1996, the Company is recording a tax provision based upon the Federal statutory rate in effect. Had the Company been providing taxes in 1995 on a similar basis, income before taxes would have been $22,810,000 (due to the elimination of goodwill associated with certain acquisitions which had net operating loss carryforwards) and net income would have been $14,402,000 ($1.41 per common share) for the first nine months of 1995.

    At the Bush Hog division, net sales decreased by 2% in the first nine months of 1996 compared to the first nine months of the prior year. On an overall basis, no single product line was responsible for any significant increase or decrease in sales comparing 1996 to 1995. Decreases were primarily related to disc mowers, loaders, peanut combines and parts while increases were associated with the cutter product line and the effect of new products (such as the zero turn mower) introduced in the last half of 1995. These new products are related to the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Major product line sales (with the exception of new products) have been affected by continued weak cattle prices and drought conditions in Texas, Oklahoma and Kansas. Recent rains have eased the drought situation somewhat late in the third quarter. The Southeast portion of the country, which reported dry conditions in the first half of 1996, became extremely wet during the latter portion of the third quarter. Gross profits and gross profit margins have improved in the first nine months of 1996 compared to the same nine month period of the prior year. The majority of this change was associated with improved direct labor efficiencies and management of overhead costs. A program was initiated in the last half of 1995 and completed at the end of the second quarter of the current year to help recognize areas and means of improvement in the manufacturing process. Management believes that further implementation of these changes should result in additional savings in the future.

    At the Verson division, net sales in the first nine months of 1996 have increased by over 20% compared to the first nine months of 1995. The entire increase was related to press production. Revenue and profits are recognized on a percentage of completion basis for press production at this division. During the last half of 1995, production began on an order for three "A" size transfer presses. Significant production continued on this order in the 1996 nine month period. Production and shipment of the first press was completed in the first half of 1996. Production was completed on the second press during the third quarter of 1996 with shipment scheduled for the last quarter of this year. Production continues on the third press of this order. During 1995, the press assembly area was expanded to accommodate the continuing increase in orders and production. Production in the first nine months of 1995 (primarily in the first half) was related to smaller presses with lower sales value. Gross profits increased in the first nine months of 1996 compared to the same nine month period of the prior year. This increase was principally associated with increased sales (production) volume as noted above. Gross profit margins decreased in the 1996 nine month period primarily due to increased employment levels (direct and indirect) in 1996 compared to the prior year in order to meet production and delivery schedules. Absorption of engineering costs has decreased in the current year. Absorption in 1995 was related primarily to the order for the three "A" presses discussed above. Part of this order has been shipped with the remainder in production. Engineering activities will increase in the future as the division has received an order to design and build two large transfer presses for Ford.

    At the Coz division, net sales in the first nine months of 1996 increased slightly from levels reported in the first nine months of 1995. Sales by product line at this division indicated no significant changes between the two nine month periods. Gross profits and gross profit margins decreased in the current year's nine month period. The decrease reflects the effects of increased material costs which are not being passed on to customers in order to remain competitive with other manufacturers. The division has also been selling older inventory stock, which is no longer in demand, at prices that generate less than normal margins. The majority of this inventory has now been sold.

    Selling and administrative expenses were $25,967,000 (12.0% of net sales) for the first nine months of 1996 compared to $25,779,000 (12.8% of net sales) for the same nine month period of the prior year. Increases in selling expenses were associated with the Verson division (increased employment levels to secure additional orders) and the Bush Hog division (costs associated with the introduction of new products at turf and lawn shows and increased commissions related to the mix of products sold). On a consolidated basis, administrative expenses decreased for the current year's nine month period. During 1995, separation expenses were provided for as a result of the resignation of a Corporate officer. This was partially offset by the cost of outside consultants in 1996 at the Bush Hog division.

    Interest expense for the first nine months of 1996 was $1,294,000 compared to $817,000 reported for the first nine months of the prior year. Average borrowing levels increased as production continues at the Verson division on an order for three large presses previously discussed. The Company has also purchased over $9,600,000 of treasury stock since the end of 1995, some of which has been reissued upon the exercise of stock options.

    Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first nine months of 1996 and 1995.

    During the fourth quarter of 1995, the Company reevaluated its net operating loss carryforwards and other tax assets in relation to its earnings history over the past few years and the projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset which represented a reversal of the valuation allowance previously recorded against its deferred tax asset. As noted above, the Company is recording in 1996 (and in subsequent years) a tax provision based upon the Federal statutory rate in effect.

THIRD QUARTER OF 1996 COMPARED TO THIRD QUARTER OF 1995

    Net sales for the third quarter of 1996 were $72,273,000 compared to net sales of $68,899,000 reported in the third quarter of 1995. Income before taxes in the third quarter of 1996 was $7,746,000 compared to income before taxes of $6,575,000 in the third quarter of the prior year. Net income was $4,806,000 ($.53 per common share) in the third quarter of 1996 compared to net income of $6,327,000 ($.63 per common share) reported in the third quarter of 1995. As noted above, the Company is recording a tax provision in 1996 based upon the Federal statutory rate in effect. Had the Company been providing taxes in the third quarter of 1995 on a similar basis, income before taxes would have been $7,047,000 and net income would have been $4,449,000 ($.44 per common share).

    Net sales at the Bush Hog division increased 6% in the third quarter of 1996 compared to the third quarter of the prior year. The vast majority of the increase was related to improved rotary cutter sales. As previously noted, drought conditions in Texas, Oklahoma and Kansas eased somewhat during the latter portion of the current year's third quarter. Sales were still being affected by weak cattle prices, a situation which is anticipated to bottom out in the near future. Sales of all other products at the Bush Hog division during the third quarter of 1996 resulted in no significant variances from the third quarter of the prior year. Gross profits and gross profit margins improved in the third quarter of the current year compared to the same quarter of 1995. The improvements were associated with increased manufacturing efficiencies resulting from the implementation of cost reduction measures recommended by outside consultants. The favorable effects of increased sales volume noted above also contributed to improved gross profits in the third quarter of 1996.

    At the Verson division, net sales increased by approximately 4% in the third quarter of 1996 compared to the third quarter of 1995. The majority of the increase was related to increased press production (sales). Both third quarters contained a significant amount of production for the three "A" press order from Chrysler. Parts sales also improved in the third quarter of the current year. Gross profits and gross profit margins increased slightly in the third quarter of the current year. The increases related primarily to the mix of products sold.

    At the Coz division, net sales increased by over 5% in the third quarter of 1996 compared to the third quarter of 1995. The majority of product lines indicated sales volume increases. Gross profit in the third quarter of the current year approximated that reported in the third quarter of the prior year. Increases associated with the improved sales volume noted above were offset by lower gross profit margins, the result of the sale of older inventory stock, no longer in demand, at prices that generated a less than normal margin.

    Selling and administrative expenses totaled $8,293,000 (11.5% of net sales) in the third quarter of 1996 compared to $7,909,000 (11.5% of net sales) in the third quarter of 1995. Increases in selling expenses were related primarily to the Bush Hog division and associated with increased commissions, the direct result of the improved sales volume noted above. Sales salaries and commissions also increased at the Verson division in the third quarter of 1996. Decreases in administrative expenses were generally associated with the Bush Hog division. Outside consultants utilized in the third quarter of 1995 completed their cost reduction study prior to the third quarter of the current year. Insurance expense also decreased in the current year's third quarter.

    Interest expense for the third quarter of 1996 increased to $374,000 compared to $143,000 reported in the third quarter of 1995. Cash requirements at the Verson division continued to increase in the third quarter of 1996 due to accumulated production costs associated with the order for three "A" size presses. Treasury stock purchases also continued in the third quarter of the current year.

    Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense for the third quarter of 1996 and 1995.

    The discussion above related to the provision for income taxes for the first nine months of 1996 is relevant for the third quarter of 1996.

FINANCIAL CONDITION AND LIQUIDITY

    Working capital at September 30, 1996 was $64,247,000 (current ratio of
2.08 to 1.0) compared to working capital of $54,947,000 (current ratio of 1.84 to 1.0) at December 31, 1995. Net receivables have increased by over $9,200,000 since the end of 1995. The majority of the increase was related to the Verson division where production was completed on the second of three "A" size transfer presses. Other smaller presses were also shipped prior to the end of the third quarter. Bush Hog net receivables have also increased since the end of 1995, although this increase has decreased during the third quarter. Cash collections at this division are dependent upon the retail sale of the product by the dealer. Drought conditions in Texas, Oklahoma and Kansas are having a detrimental effect on retail sales in this area of the country. Recent rains have somewhat relieved this situation and retail sales are beginning to pick up. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the agricultural equipment industry. On a consolidated basis, inventory levels have increased by less than $1,000,000 since the end of 1995. Increases at the Verson division (due to increases in accumulated costs of presses in progress) were offset by normal seasonal decreases at the Bush Hog division and the effects of improved inventory management at the Coz division. The decrease in the current deferred tax asset ($6,164,000) represents the estimated portion of the tax provision in the first nine months of 1996 that will be offset by the utilization of tax loss carryforwards available to the Company. The Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes. There have been no significant fixed asset additions or retirements in the first nine months of 1996. Additions are primarily related to improved manufacturing equipment.

    Net borrowings under the Revolving Credit Agreement and the new Amended and Restated Credit Agreement (which replaces the Revolving Credit Agreement) have decreased by $3,200,000 since the end of 1995. Borrowings under these agreements have been used for working capital needs (primarily receivables and inventories) and toward the purchase of treasury stock. Sources of funds used to pay down borrowings under these agreements include operating profits and, in recent months, inventory reductions at the Bush Hog division.

    During the first nine months of 1996, the Company issued 211,500 new common shares to certain officers of the Company upon the exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors authorized the purchase of up to an additional 500,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 190,000 shares have been purchased in the first nine months of 1996. Subsequent to the end of the third quarter of 1996, an additional 123,300 shares have been purchased for treasury stock purposes. Some treasury shares purchased have been reissued upon the exercise of stock options.

    During the first quarter of 1996, the Company increased the quarterly dividend from $.025 per share to $.05 per share effective with the first quarter dividend of this year paid at the end of that quarter. Second and third quarter dividends of $.05 per share have been declared and paid prior to the end of each respective quarter. Subsequent to the end of the third quarter of 1996, the Company declared a fourth quarter dividend of $.05 per share payable on December 31, 1996.

    During the third quarter of 1996, the Company entered into an Amended and Restated Credit Agreement with the same lenders as under the Revolving Credit Agreement. Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the major terms of this new agreement which replaces the Revolving Credit Agreement.

    As of September 30, 1996, the Company had cash balances of $314,000 and additional funds of $85,559,000 available under its Amended and Restated Credit Agreement of which $60,559,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U. S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first nine months of 1996, the Company has been in compliance with all provisions of loan agreements in effect.

                             PART II - OTHER INFORMATION




Item 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             ALLIED PRODUCTS CORPORATION
                        ------------------------------------
                                     (REGISTRANT)




November 12,1996              Kenneth B. Light
----------------              -----------------------------------------------
                             Kenneth B. Light,
                                Executive Vice President, Chief Financial &
                                Administrative Officer; Director



November 12,1996             Robert J. Fleck
----------------             ------------------------------------------------
                             Robert J. Fleck,
                             Vice President - Accounting & Chief Accounting
                                Officer

                             ALLIED PRODUCTS CORPORATION

                                  INDEX TO EXHIBITS




EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS
----------                                  -----------------------
    11                                      Computation of Earnings per Share

    27                                      Financial Data Schedule