Form 10-K405
period 1996-12-31
ALLIED PRODUCTS CORP /DE/
filed 1997-03-13
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-------               OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                        OR

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

As of February 28, 1997, 8,145,272 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $201,589,000. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 28, 1997 and Annual Report to security holders for the year ended December 31, 1996 are incorporated by reference in Part III and Part IV herein.

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

    Approximately 16%, 11% and 2% of the Company's net sales from continuing operations in 1996, 1995 and 1994, respectively, were exported principally to Canada and Mexico.

PRODUCT LINES
IMPLEMENTS AND MACHINERY

    PRODUCTS. The Bush Hog division offers a comprehensive line of implements and machinery used by farmers, ranchers, large estate owners, commercial turf mowing and landscape contractors, golf courses and municipalities. Implements and machinery sold by Bush Hog include rotary cutters, tractor mounted loaders, hay mowers, tillers, cultivators, back hoes, Zero Turn mowers, landscape tools, and turf and golf course mowing equipment.

    Bush Hog-Registered Trademark- rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. The use season for rotary cutters extends from early spring to late fall, and even longer in warmer climates. Bush Hog has a major market share (approximately 38%) of rotary cutters sold in North America.

    Front end loaders are used by farmers and ranchers for material handling, and cultivators are used for weed control after crops have been planted.

    Implements tend to have a shorter life than tractors and other self-propelled machines, and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Sales of replacement parts accounted for almost one sixth of Bush Hog's total revenue in 1996.

    In order to maintain and expand its market position, Bush Hog continually updates and improves its product offerings. This is done through a combination of internal development and external acquisition of technology.

    MARKETING. Bush Hog markets its products, except for commercial turf and golf course mowing equipment, through 58 commissioned manufacturer's representatives operating as independent contractors within defined territories. The manufacturer's representatives call on dealers located within their territories which have been approved to carry the Bush Hog-Registered Trademark-line. In all, there are approximately 2,650 Bush Hog-Registered Trademark-dealers. In general, the dealers are independent, local businessmen who have an established local clientele developed over the years and represent more than 35% of the total farm equipment dealerships in the United States and Canada. Bush Hog is in the process of contracting with independent distributors to market commercial turf and golf course mowing equipment within defined territories. The Bush Hog-Registered Trademark- brand name is particularly strong in the southeastern and southwestern states.

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

    COMPETITION. Competition for the type of equipment sold by Bush Hog includes the major line manufacturers of tractors and landscape equipment, along with several hundred companies producing one or more models of shortline farm or landscape implements and machinery. Price, quality, service and availability are all factors in brand selection. Bush Hog's objective is to be a low cost producer of high quality products. To do this it continues to modernize its facilities to improve efficiency.

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

    Economic conditions in the U.S. farm sector improved substantially in 1996. Net farm income rose to a new record of $51.7 billion due to near record crop yields in the Midwest, stronger exports, higher commodity prices, and large "transitional" payments under the 1996 Farm Bill.

    While the overall farm sector situation has improved, the cattle sector has suffered. In the cattle sector, severe drought in the plains area, compounded by high cattle inventories and record feed prices have forced the cattle sector to enter a major liquidation phase, depressing prices during 1996. Feed lot operators should return to profitability in 1997 and the industry should see improving conditions for the cow/calf operator as well.

    The U.S. grain and commodity situation continues to be favorable with pricing levels substantially higher than in recent years. This trend is expected to continue through 2001 with normal adjustments resulting from weather and other factors.

    It is anticipated that corn, soybean, and wheat prices for the next five years will average significantly higher than average prices for the previous ten years. Average cotton prices in the next five years should also average above the previous ten years, although not as significantly.

    On balance, it appears that the long term prospects for strong economic and financial conditions in U.S. agriculture are encouraging, especially once the livestock market recovers from the current liquidation mode.

    Demand for certain Bush Hog-Registered Trademark- rotary cutters parallels the cyclical cattle segment of the agricultural equipment market. To offset this demand cycle, Bush Hog has in recent years sought to develop and market products for the landscape, commercial turf and golf course mowing equipment markets. Products for these markets fit especially well into the Bush
Hog-Registered Trademark- line because of similarities to other Bush Hog-Registered Trademark- products. Also, certain of the new products can be sold through established Bush Hog-Registered Trademark- dealers.

    In 1995, Bush Hog introduced a line of Zero Turn mowers for landscape and commercial turf mowing contractors and large estate owners. The success of this effort has resulted in the development of additional products for the commercial turf, landscape and golf course mowing equipment markets. Bush Hog's newest product is a revolutionary new mulching mower designed specifically for golf course rough maintenance. Bush Hog introduced this new mower to the golf course industry at the annual Golf Course Superintendent Association Show in February 1997. Bush Hog will commerce shipment of the new mower this spring.

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

    Approximately 11% of Verson's revenue is generated by customer special services. Items included in the special services area are: repair parts, complete remanufacturing capability for used presses, and contract machining and manufacturing. In addition to the fabrication and machining of components, Verson provides complete tooling and engineering services necessary for turnkey systems. Verson also designs and supplies tools for metal forming, including metal stamping and cold extrusion.

    MARKETING. Verson's Marketing Group is headed by a Director of Marketing and Sales, with responsibility for all Verson products and services. Verson sells and promotes its products by using a direct sales force that concentrates in strategically significant markets and contract representatives which focus on lower volume potential markets.

    Verson's major customers are the U.S. automobile manufacturers (both U.S. and foreign owned) and first and second tier automotive parts producing companies, which, on average, account for the largest part of Verson's annual revenue. Verson's other major market served is the appliance industry and customers include all major brand names.

    Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981, a cross bar feed in 1992 which significantly improves production, and most recently, a Dynamic Orientation-TM- system which further improves production and saves space.

    COMPETITION. There are only a few companies world-wide that supply large transfer press systems similar to those provided by Verson. Verson is now the only American owned company competing in this upper end segment. Principal competition comes from German and Japanese manufacturers. Press manufacturers compete on the basis of technology, capability, reliability and price. The barriers to entry for new competitors are high due to the large capital expenditures required.

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

    The Verson division is in a strong position to capitalize on major retooling and modernization programs as they come on stream. The second wave of this demand is being felt now with major suppliers to the automakers converting to new technology. In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division completed a 40,000 square foot expansion of its assembly facilities in 1995. This addition has significantly expanded the division's capacity for manufacturing large transfer presses.

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

    Coz purchases thermoplastic resins from major resin suppliers and compounds these resins with various additives to achieve certain desired properties such as color, heat resistance, fire retardancy, etc.

    Coz's brokerage operation provides its customers with prime and wide specification materials at competitive prices in large or small quantities, as required. On-site inventories facilitate short delivery cycles. As an additional service to its customers, Coz also reprocesses scrap generated in molding or extrusion activities, thereby economically turning scrap into useful materials.

    MARKETING. Coz's marketing group is headed by a Vice President of Marketing and Sales. This group is strongly supported by technical personnel, both in product development and in customer start-ups, applications, or training. Customer plant visits and technical conferences are commonplace. The vast majority of Coz's sales activity is in the northeastern United States.

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

    Over its 36-year history, Coz has developed significant technical capabilities supported by excellent laboratory and production equipment. As a result, Coz is positioned as a high-end co-developer for special customer applications.

    INDUSTRY. The thermoplastic compounding industry sales approximate $5 billion and are experiencing real growth at a rate of about 4 percent annually. Independent compounders such as Coz are numerous and generally focus on a relatively small geographic area. Industry consolidation is occurring as some larger companies have been attracted to the growth opportunities in thermoplastic compounding.

SALES BACKLOG

    Sales backlog as of December 31, 1996 was $142,304,000 compared to $173,361,000 at December 31, 1995. Over 90% of the backlog orders will be filled prior to the end of 1997.

EMPLOYEES

    Allied Products currently employs approximately 1,500 individuals. Approximately 31% of Allied Products' employees are represented by unions.

RAW MATERIALS AND SOURCES OF SUPPLY

    The principal raw material used by the implement and metal forming press operations include steel and other metals and purchased components. The thermoplastic division uses thermoplastics resins and other chemicals. During 1996, the materials needed by Allied Products generally were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

PATENTS, TRADEMARKS AND LICENSES

    Allied Products owns the federally registered trademarks "Bush Hog" used on its agricultural, landscape, and turf and golf course mowing equipment products and "Verson" on its metal forming presses, each of which it considers material to its business. While Allied Products believes that the other trademarks used by each of its operations are important, none of the patents, licenses, franchises or such other trademarks are considered material to the operation of its business.

MAJOR CUSTOMERS

    Net sales from continuing operations to the three major U.S. automobile manufacturers accounted for approximately 39% of total consolidated sales from continuing operations in 1996. Approximately 29% and 14% of Allied Products' consolidated net sales from continuing operations in 1995 and 1994, respectively, were derived from sales to the major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

SEASONALITY

    Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not affected by seasonality.

ENVIRONMENTAL FACTORS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of February 28, 1997.

                    NAME                                         POSITION WITH ALLIED PRODUCTS                    AGE
---------------------------------------------  -----------------------------------------------------------------  ---
Richard A. Drexler...........................  Chairman, President and Chief Executive Officer                    49
Kenneth B. Light.............................  Executive Vice President, Chief Financial and
                                                 Administrative Officer                                           64
Martin A. German.............................  Senior Vice President                                              60
Bobby M. Middlebrooks........................  Senior Vice President                                              61
David B. Corwine.............................  Vice President, General Counsel and Secretary                      59
Robert J. Fleck..............................  Vice President-Accounting and Chief Accounting Officer             49
Patrick J. Riley.............................  Vice President and Treasurer                                       61

    No family relationships exist among the executive officers.

    Each executive officer has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

    Mr. Drexler, who became Chairman in 1993, has been President and a Director of Allied Products since 1982 and has been Chief Executive Officer since 1986. Mr. Drexler served as Acting Chief Financial Officer from 1991 to 1992, Chief Financial Officer from 1989 to 1990 and Chief Operating Officer from 1981 to 1986. He was also Chief Financial Officer from 1977 to 1987. Prior to becoming President, Mr. Drexler served as Executive Vice President, Senior Vice President of Administration, Vice President of Administration, Staff Vice President-Development, and Director of Planning.

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

    Mr. German was elected Senior Vice President in 1991 and was Vice President from 1989 to 1991. Since joining Allied Products in 1986 through 1996, he had served as President of the Verson Allsteel Press division. Prior to joining Allied Products, he was Vice President and General Manager of the Turning Division of Warner & Swasey Company.

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

    Operations at the Bush Hog division are conducted in Selma, Alabama in two owned facilities containing approximately 700,000 square feet in total. The division also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations at the Verson division are conducted in Chicago, Illinois in an owned facility containing approximately 400,000 square feet. Operations at the Coz division are conducted in Northbridge, Massachusetts in a leased facility containing approximately 263,000 square feet. The lease expires December 31, 2000.

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

    None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange is as follows:

-----------------------------------------------------------------------------------------------------
                                BEGINNING  END OF
            1996                OF YEAR     YEAR      1996 QTR    HIGH        LOW        DIVIDEND
-----------------------------------------------------------------------------------------------------
Common                          $24        $29 3/4       1       $24 1/4    $20 5/8        $.05
-----------------------------------------------------------------------------------------------------
                                                         2        31 1/8     22 3/16        .05
-----------------------------------------------------------------------------------------------------
                                                         3        28 3/8     24 1/4         .05
-----------------------------------------------------------------------------------------------------
                                                         4        30 3/8     23 3/4         .05
-----------------------------------------------------------------------------------------------------

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
-----------------------------------------------------------------------------------------------------
                                                         2        19 7/8     16 3/4        .025
-----------------------------------------------------------------------------------------------------
                                                         3        23 1/4     18 3/4        .025
-----------------------------------------------------------------------------------------------------
                                                         4        24 1/8     20 1/8        .025
-----------------------------------------------------------------------------------------------------

    As of February 28, 1997, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,200.

    The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.025 per share to $.05 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        1996          1995          1994          1993            1992
                                                    ------------  ------------  ------------  ------------  ----------------
Net sales from continuing operations (A)..........  $274,414,000  $260,861,000  $215,529,000  $217,988,000  $195,341,000
Income from continuing operations (A).............  $ 19,004,000  $ 33,989,000  $ 19,687,000  $  5,951,000  $  1,774,000(B)
Earnings (loss) per common share from continuing
  operations (A)..................................     $2.11         $3.48         $1.96          $.43            $(.08)(B)
Total assets......................................  $171,949,000  $166,743,000  $150,555,000  $192,040,000  $284,612,000
Long-term debt (including capitalized leases and
  redeemable preferred stock).....................  $    489,000  $    315,000  $ 12,130,000  $ 23,522,000  $117,833,000
Cash dividend declared per common share...........      $.20         $.075          $--           $--           $--

------------------------
(A) Restated prior to 1993 to reflect the effects of discontinued operations.

(B) Excludes a charge of $1,739,000 ($.21 per common share) relating to the transition effect of adopting SFAS No. 106 -- Employers' Accounting for Postretirement Benefits Other Than Pensions on an immediate recognition basis.

          The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OPERATING RESULTS
    Reference is made to Note 3 of Notes to Consolidated Financial Statements regarding the sale/shutdown and restructuring of operations prior to the end of 1994.

1996 COMPARED TO 1995

    Net sales in 1996 were $274,414,000 compared to net sales of $260,861,000 for 1995. Income before taxes in 1996 was $29,708,000 compared to income before taxes of $18,330,000 for the prior year. Net income in 1996 was $19,004,000 compared to net income of $33,989,000 reported in 1995. During 1995, the Company evaluated its net operating loss carryforwards and other deferred tax assets in relation to its earnings history over the prior few years and the projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset ($27,361,000) which represents a reversal of the valuation allowance associated with the net deferred tax asset. The credit to income taxes was reduced by $10,713,000 representing the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards. The net effect of these two items resulted in a credit to income taxes of $16,648,000 in 1995.

    Net sales at the Bush Hog division decreased by less than 2% in 1996 compared to 1995. On an overall basis, no single product line was responsible for any significant increase or decrease in sales comparing 1996 to 1995. Decreases were primarily related to disc mowers and loaders. These products, as well as certain models of rotary cutters, were adversely impacted by the continued effects of the widespread liquidation of cattle herds resulting in lower cattle prices. Cattle ranchers use the cutters and loaders for grazing pasture and feed lot maintenance, respectively. Peanut combine sales also decreased in 1996. Subsequent to the end of 1996, the division announced that it would no longer manufacture peanut combines. These decreases were partially offset by the effect of increased overall rotary cutter sales and the full year impact of new products introduced in the last half of 1995. New products are primarily related to the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Gross profits and gross profit margins improved in 1996 compared to 1995. The majority of these increases were related to improved direct labor efficiencies and management of overhead costs. A program was initiated in the last half of 1995 and completed at the end of the first half of 1996 to help recognize areas and means of improvement in the manufacturing process. Management believes that further implementation of these changes should result in additional savings in the future.

    At the Verson division, net sales increased by over 12% in 1996 compared to the prior year. The entire increase was related to press production. Revenue and profits are recognized on a percentage of completion basis for press production at this division. During the last half of 1995, production began on an order for three "A" size transfer presses from Chrysler. During 1996, production (and shipment) was completed on two of these presses with significant production completed on the third. Shipment of the last press is expected to occur in the first half of 1997. During 1995, the press assembly area was expanded to accommodate the continuing increase in press orders and production. Product sales other than presses decreased slightly in 1996. Gross profits increased in 1996 compared to 1995. The increase was principally associated with increased sales (production) volume as noted above. Gross profit margins decreased slightly in 1996 due to the effects of increased employment levels (direct and indirect) in order to meet production and delivery schedules. Absorption of engineering costs decreased in 1996. Absorption in 1995 was related primarily to the order for the three "A" presses discussed above. Two of these presses were shipped in 1996 with the third in production. Engineering activities are expected to increase in 1997 as the division has received an order to design and build two large transfer presses for Ford.

    At the Coz division, net sales in 1996 decreased by 2% over net sales of the prior year. Sales by product line indicated no significant changes between the two years. Gross profits and gross profit margins decreased in 1996. The decrease reflects the effects of increased material costs which were not being passed on to customers in order to remain competitive with other manufacturers. The division has also been selling older inventory stock, which was no longer in demand, at prices that generated less than normal margins. The majority of this inventory has now been sold.

    Selling and administrative expenses were $33,400,000 (12.2% of net sales) in 1996 compared to $34,452,000 (13.2% of net sales) in 1995. The majority of the increase in selling expenses was associated with the Bush Hog division. Commissions (which are based on cash collections) increased in 1996 due to strong retail activity in the last quarter of the year. Additional costs were also incurred at this division related to the introduction of new products at turf and lawn shows during

1996. Administrative expenses decreased in 1996 compared to 1995. The majority of the decrease was associated with costs of $1,543,000 incurred in 1995 for the termination/retirement of certain individuals.

    The increase in interest expense ($1,557,000 in 1996 compared to $1,052,000 in 1995) was directly associated with increased average borrowing levels ($17,201,000 in 1996 compared to $7,998,000 in 1995) under credit agreements in effect. The effect of increased borrowing levels was partially offset by lower average borrowing rates in 1996 (7.16%) compared to 1995 (8.88%). The majority of the increased borrowings was associated with the Company's common stock purchase program described below. Reference is made to Note 5 of Notes to Consolidated Financial Statements for a description of borrowing arrangements in effect during 1996 and 1995.

    Other expense was $631,000 in 1996 compared to $7,483,000 in 1995. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1996 and 1995.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provision (credit) for income taxes in 1996 and 1995.

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

    Net sales at the Bush Hog division decreased by approximately 2% in 1995 compared to 1994. The majority of the decrease was associated with the disc mower and peanut combine product lines. During 1995, portions of the Midwest were affected by spring floods, resulting in lower crop plantings. In the southern portion of the country, extreme drought and insect infestation affected the cotton, corn and peanut crops. Cattle prices dropped during 1995 affecting the sales of larger cutters at the Bush Hog division. Cattle ranchers use these large cutters for grazing pasture maintenance. Decreases in sales noted above were partially offset by the effects of new products introduced in the current year. Gross profits and gross profit margins decreased in 1995 compared to 1994. The decreases were primarily related to the effects of decreased labor efficiencies and the mix of products sold. New product sales in the current year were generally not manufactured by the Bush Hog division but were purchased from outside sources under OEM (original equipment manufacturing) agreements, resulting in lower gross profit margins. Lower sales volume noted above also resulted in lower gross profits.

    At the Verson division, net sales increased by almost 60% in 1995 compared to the net sales level of 1994. During 1995, production began on an order for three "A" size transfer presses. The total value of the order was in excess of $85,000,000. Production and shipment of these presses will be completed in 1997. Revenues and profits are recognized on a percentage of completion basis for press production at the Verson division. Production on other press orders as well as parts sales also increased in 1995. Although profit margins decreased in 1995, gross profits increased, principally the result of increased production (sales) volume noted above. Gross profit margins decreased slightly in relation to press sales due to a mix of presses manufactured in 1995 compared to 1994. Margins on parts sales also decreased in 1995. Some parts business was subcontracted out in 1995 due to manufacturing requirements associated with the "A" presses. Warranty provisions increased in 1995 due to the increase in sales volume. Provisions for warranty in 1994 included the reversal of excess provisions in the prior year.

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

FINANCIAL CONDITION

1996

    Working capital at December 31, 1996 was $50,800,000 and the current ratio was 1.68 to 1.0. Net accounts receivables increased by $8,621,000 in 1996. The entire increase was associated with the Verson division, of which $6,000,000 was in transit at the end of 1996. The remaining portion of the increase was related to two "A" presses which were shipped to Chrysler facilities for installation. Under the terms of the agreement with Chrysler, a portion of the amounts due are held back until installation and die tryout of each press is complete. Receivables at the Bush Hog division decreased in 1996. Strong retail activity and cash collections occurred in the last quarter of 1996 resulting in this decrease in receivables. Additional decreases were associated with the collection of amounts due on the sale of an idle facility at the end of 1995. Inventory levels increased by $4,384,000 at the end of 1996 compared to the end of the prior year. This increase was also related to the Verson division. While the level of accumulated costs of presses in process has decreased at the end of 1996 (primarily due to the shipment of two "A" presses noted above), the level of customer deposits and progress payments has decreased by a greater amount at the end of 1996, resulting in a net increase in the work in process inventory level. Inventory levels at the Bush Hog division decreased due primarily to improved inventory management in 1996. Coz division inventory levels also decreased in 1996. The division successfully increased its efforts to eliminate excess raw material levels and better manage production quantities.

    Fixed asset additions were primarily associated with equipment necessary to improve productivity and quality at all manufacturing divisions. Funds to finance these additions include current operating cash flow and borrowings under loan agreements in effect. There were no major fixed asset dispositions in 1996.

    The changes in the deferred tax assets (classified as both current and other assets) were associated with changes in timing differences between book and tax income and the utilization of net operating loss carryforwards recognized in 1995. The continued earnings history of the Company and prospects for future earnings makes it more likely than not that the Company will utilize the benefits arising from the deferred tax assets noted above. See Note 4 of Notes to Consolidated Financial Statements.

    During the first quarter of 1996, the Company increased the quarterly dividend from $.025 per share to $.05 per share effective with the first quarter dividend of 1996 paid at the end of that quarter. Quarterly dividend rates have remained at this level for the remainder of 1996.

    During 1996, the Company issued 211,500 new common shares to certain officers of the Company upon exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 800,000 shares have been purchased through the end of 1996. Funds to finance these treasury share purchases include current operating cash flow and borrowings under loan agreements in effect. Some treasury shares purchased have been reissued upon the exercise of stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

    At the end of 1996, the Company's sales backlog was in excess of $142,000,000. The majority of this amount is related to the Verson division and is represented by orders for new presses. Accumulated production costs are not invoiced until shipment of the related press. In order to fund the cost of production, the Verson division receives deposits from customers at the time the press order is accepted and also frequently requires periodic progress payments from the customer during the production process, which minimizes the Company's cash requirements during the manufacturing cycle.

    At the Bush Hog division, cash collections associated with machine sales generally are dependent upon the retail sale of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the agricultural equipment industry. Net farm cash income increased significantly in 1996 due primarily to increased crop prices. It is projected that farm income will decrease slightly in 1997 as crop prices are expected to decrease. Weak cattle prices continued in 1996 resulting in widespread liquidation of cattle herds. It is anticipated that this condition will ease in 1997.

    During 1995, the Company reversed its previous valuation allowance associated with certain net operating loss carryforwards, tax credits and timing differences. In 1996 and future years, the Company has and will be recording a tax provision based principally upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as the Company continues to utilize its substantial tax loss carryforwards for tax reporting purposes.

    Reference is made to Note 10 of Notes to Consolidated Financial Statements for a current discussion on outstanding environmental and legal issues and other contingent liabilities.

    During the last half of 1996, the Company entered into an Amended and Restated Credit Agreement with the same lenders as under the Revolving Credit Agreement. Reference is made to Note 5 of Notes to Consolidated Financial Statements for a description of the major terms of this new agreement which replaces the Revolving Credit Agreement.

    As of December 31, 1996, the Company had cash and cash equivalents of $833,000 and additional funds of $67,056,000 available under its Amended and Restated Credit agreement of which $42,056,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U. S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During 1996, the Company has been in compliance with all provisions of loan agreements in effect.

    Subsequent to the end of 1996, the Company purchased 417,601 additional shares of its common stock for treasury purposes.

IMPACT FROM NOT YET EFFECTIVE RULES

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1--Environmental Remediation Liabilities. This SOP provides that liabilities for environmental remediation should be accrued when the criteria for the recognition of liabilities are met under generally accepted accounting principles and provides guidance to aid in the determination of when environmental remediation liabilities should be recognized. The SOP also includes guidance as to costs that should be included in the accrual, basis for measurement of these costs, and display and disclosure of environmental remediation liabilities. Adoption of this SOP is required for fiscal years beginning after December 15, 1996. The Company anticipates that any adjustment from the application of this SOP in 1997 will not have a material effect on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    We have audited the consolidated balance sheets of Allied Products Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in Part IV of Form 10-K,
Item 14(a)2 for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L. L. P.

Chicago, Illinois
February 6, 1997

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                    1996              1995              1994
                                                              ----------------  ----------------  ----------------
Net sales from continuing operations........................  $    274,414,000  $    260,861,000  $    215,529,000
Cost of products sold.......................................       209,118,000       199,544,000       160,836,000
                                                              ----------------  ----------------  ----------------
  Gross profit..............................................  $     65,296,000  $     61,317,000  $     54,693,000
                                                              ----------------  ----------------  ----------------
Other costs and expenses:
  Selling and administrative expenses.......................  $     33,400,000  $     34,452,000  $     31,072,000
  Interest expense..........................................         1,557,000         1,052,000         1,859,000
  Other (income) expense, net...............................           631,000         7,483,000         1,198,000
                                                              ----------------  ----------------  ----------------
                                                              $     35,588,000  $     42,987,000  $     34,129,000
                                                              ----------------  ----------------  ----------------
Income before taxes from continuing operations..............  $     29,708,000  $     18,330,000  $     20,564,000
Provision (credit) for income taxes:
  Current...................................................           921,000           989,000           877,000
  Deferred..................................................         9,783,000       (16,648,000)        --
                                                              ----------------  ----------------  ----------------
Income from continuing operations...........................  $     19,004,000  $     33,989,000  $     19,687,000
Discontinued operations--loss on disposition of discontinued
 operations and other costs, net of tax.....................         --                --               (5,354,000)
                                                              ----------------  ----------------  ----------------
Net income..................................................  $     19,004,000  $     33,989,000  $     14,333,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Net income applicable to common stock.......................  $     19,004,000  $     32,789,000  $     12,440,000
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------
Earnings (loss) per common share:
 Primary--
  Continuing operations.....................................       $2.11             $3.48             $1.96
  Discontinued operations...................................         --                --              (0.59)
                                                                   -----             -----             -----
  Income per common share...................................       $2.11             $3.48             $1.37
                                                                   -----             -----             -----
                                                                   -----             -----             -----
 Fully diluted--
  Continuing operations.....................................       $2.11             $3.45             $1.96
  Discontinued operations...................................         --                --              (0.59)
                                                                   -----             -----             -----
  Income per common share...................................       $2.11             $3.45             $1.37
                                                                   -----             -----             -----
                                                                   -----             -----             -----
Weighted average shares outstanding:
  Primary...................................................     9,014,000         9,414,000         9,102,000
                                                                 ---------         ---------         ---------
                                                                 ---------         ---------         ---------
  Full diluted..............................................     9,014,000         9,494,000         9,102,000
                                                                 ---------         ---------         ---------
                                                                 ---------         ---------         ---------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1996              1995
                                                                             ----------------  ----------------
Current Assets:
  Cash and cash equivalents................................................  $        833,000  $        744,000
                                                                             ----------------  ----------------
  Notes and accounts receivable, less allowances of $629,000 and $948,000,
   respectively............................................................  $     52,914,000  $     44,293,000
                                                                             ----------------  ----------------
  Inventories:
    Raw materials..........................................................  $      9,524,000  $     12,037,000
    Work in process........................................................        28,269,000        20,438,000
    Finished goods.........................................................        18,997,000        19,931,000
                                                                             ----------------  ----------------
                                                                             $     56,790,000  $     52,406,000
                                                                             ----------------  ----------------
  Deferred tax asset.......................................................  $     14,532,000  $     22,538,000
                                                                             ----------------  ----------------
  Prepaid expenses.........................................................  $        191,000  $        323,000
                                                                             ----------------  ----------------
      Total current assets.................................................  $    125,260,000  $    120,304,000
                                                                             ----------------  ----------------
Plant and Equipment, at cost:
  Land.....................................................................  $      2,155,000  $      2,172,000
  Buildings and improvements...............................................        37,196,000        36,269,000
  Machinery and equipment..................................................        50,083,000        47,078,000
                                                                             ----------------  ----------------
                                                                             $     89,434,000  $     85,519,000
  Less--Accumulated depreciation and amortization..........................        51,048,000        47,083,000
                                                                             ----------------  ----------------
                                                                             $     38,386,000  $     38,436,000
                                                                             ----------------  ----------------
Other Assets:
  Notes receivable, due after one year, less allowances of $7,165,000 and
   $7,699,000, respectively................................................  $      --         $         40,000
  Deferred tax asset.......................................................         5,282,000         4,823,000
  Deferred charges (goodwill), net of amortization.........................         1,668,000         1,845,000
  Other....................................................................         1,353,000         1,295,000
                                                                             ----------------  ----------------
                                                                             $      8,303,000  $      8,003,000
                                                                             ----------------  ----------------
                                                                             $    171,949,000  $    166,743,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1996              1995
                                                                             ----------------  ----------------
Current Liabilities:
  Revolving credit agreement...............................................  $     27,000,000  $     11,200,000
  Current portion of long-term debt........................................           193,000           621,000
  Accounts payable.........................................................        16,692,000        21,152,000
  Accrued expenses.........................................................        30,575,000        32,384,000
                                                                             ----------------  ----------------
      Total current liabilities............................................  $     74,460,000  $     65,357,000
                                                                             ----------------  ----------------
Long-term debt, less current portion shown above...........................  $        489,000  $        315,000
                                                                             ----------------  ----------------
Other long-term liabilities................................................  $      3,547,000  $      2,806,000
                                                                             ----------------  ----------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Undesignated--authorized 1,500,000 shares at December 31, 1996 and
     1995; none issued.....................................................  $      --         $      --
  Common stock, par value $.01 per share; authorized 25,000,000 shares;
   issued 9,364,844 and 9,138,344 shares at December 31, 1996 and 1995,
   respectively............................................................            94,000            91,000
  Additional paid-in capital...............................................        94,671,000        93,143,000
  Retained earnings........................................................        22,227,000         5,031,000
                                                                             ----------------  ----------------
                                                                             $    116,992,000  $     98,265,000
  Less: Treasury stock, at cost: 905,071 shares at
   December 31, 1996.......................................................       (23,539,000)        --
                                                                             ----------------  ----------------
      Total shareholder's equity...........................................  $     93,453,000  $     98,265,000
                                                                             ----------------  ----------------
                                                                             $    171,949,000  $    166,743,000
                                                                             ----------------  ----------------
                                                                             ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------------
                                                                                1996              1995              1994
                                                                          ----------------  ----------------  ----------------
Cash Flows from Operating Activities:
  Net income............................................................  $     19,004,000  $     33,989,000  $     14,333,000
  Adjustments to reconcile net income to net cash provided from operating activities:
    Depreciation and amortization.......................................         5,075,000         5,033,000         5,159,000
    Amortization of deferred charges....................................           177,000         2,068,000         2,067,000
    Deferred income tax provision (benefit).............................         9,534,000       (16,648,000)        --
    Provision for collectability of long-term receivable................         --                7,699,000         --
    Changes in noncash assets and liabilities, net of effects of assets/businesses sold and noncash transactions:
      (Increase) decrease in accounts receivable........................        (8,835,000)           99,000          (100,000)
      (Increase) in inventories.........................................        (4,384,000)       (3,951,000)       (5,596,000)
      Decrease in prepaid expenses......................................           132,000           133,000         1,459,000
      Decrease in notes receivable, due after one year..................            40,000           423,000           807,000
      Increase (decrease) in accounts payable and accrued expenses......        (6,621,000)        1,349,000        (8,490,000)
    Other, net..........................................................           332,000        (1,198,000)         (695,000)
                                                                          ----------------  ----------------  ----------------
  Net cash provided from operating activities...........................  $     14,454,000  $     28,996,000  $      8,944,000
                                                                          ----------------  ----------------  ----------------
Cash Flows from Investing Activities:
  Additions to plant and equipment......................................  $     (4,684,000) $    (14,378,000) $     (6,957,000)
  Proceeds from sales of plant and equipment............................           207,000         3,611,000         2,452,000
  Proceeds from sales of assets/businesses..............................         --                --                  343,000
                                                                          ----------------  ----------------  ----------------
  Net cash used for investing activities................................  $     (4,477,000) $    (10,767,000) $     (4,162,000)
                                                                          ----------------  ----------------  ----------------
Cash Flows from Financing Activities:
  Borrowings under revolving loan and credit agreements.................  $    119,650,000  $    110,300,000  $     81,346,000
  Payments under revolving loan and credit agreements...................      (103,850,000)     (109,400,000)      (90,308,000)
  Payments of short and long-term debt..................................          (696,000)         (827,000)      (33,881,000)
  Redemptions of preferred stock........................................         --              (17,997,000)       (3,100,000)
  Common stock issued...................................................         1,501,000         --                --
  Purchases of treasury stock...........................................       (25,993,000)        --                --
  Dividends paid........................................................        (1,808,000)       (1,883,000)       (1,893,000)
  Stock option transactions.............................................         1,308,000           668,000           292,000
                                                                          ----------------  ----------------  ----------------
  Net cash used for financing activities................................  $     (9,888,000) $    (19,139,000) $    (47,544,000)
                                                                          ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents....................  $         89,000  $       (910,000) $    (42,762,000)
Cash and cash equivalents at beginning of year..........................           744,000         1,654,000        44,416,000
                                                                          ----------------  ----------------  ----------------
Cash and cash equivalents at end of year................................  $        833,000  $        744,000  $      1,654,000
                                                                          ----------------  ----------------  ----------------
                                                                          ----------------  ----------------  ----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                               1996          1995          1994
                                                                           -------------  -----------  -------------
Supplemental Information:
      (A)  Noncash investing and financing activities:
       1.  Assets acquired through the assumption of debt................  $     442,000  $   444,000  $     115,000
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------
       2.  Treasury shares received in lieu of cash for stock option
             exercise....................................................  $      86,000  $   --       $    --
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------
       3.  Treasury shares issued for non cash exercise of stock
             options.....................................................  $     773,000  $   --       $    --
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------
       4.  Proceeds (primarily notes receivable) received from the sales
             of discontinued operations..................................  $    --        $   --       $   2,011,000
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------
      (B)  Interest paid during year.....................................  $   1,636,000  $   939,000  $   2,657,000
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------
      (C)  Income/franchise taxes paid during year, net of refunds.......  $   1,291,000  $   471,000  $     522,000
                                                                           -------------  -----------  -------------
                                                                           -------------  -----------  -------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                      PREFERRED, COMMON AND TREASURY STOCK

                                                                SERIES B
                                                             PREFERRED ($50    COMMON ($.01
                                                              STATED VALUE       PAR VALUE     TREASURY STOCK,
                                                               PER SHARE)       PER SHARE)         AT COST
                                                             ---------------  ---------------  ---------------
Balance at December 31, 1993...............................   $   9,040,000       $    91,000   $    --
  Redemption of 34,000 Series B preferred shares...........      (1,700,000)        --               --
  Issuance of 14,734 common shares in connection with the
   exercises of stock options..............................        --               --               --
                                                             ---------------  ---------------  ---------------
Balance at December 31, 1994...............................   $   7,340,000       $    91,000   $    --
  Redemption of 146,800 Series B preferred shares..........      (7,340,000)        --               --
  Issuance of 35,000 common shares in connection with the
   exercises of stock options..............................        --               --               --
                                                             ---------------  ---------------  ---------------
Balance at December 31, 1995...............................   $    --             $    91,000   $    --
  Issuance of 226,500 common shares in connection with the
   exercises of stock options..............................        --                   3,000        --
  Purchase of 1,016,309 common shares for treasury
   purposes................................................        --               --            (26,079,000)
  Treasury shares issued (111,238) in connection with the
   exercises of stock options..............................        --               --              2,540,000
                                                             ---------------  ---------------  ---------------
Balance at December 31, 1996...............................   $    --             $    94,000   $ (23,539,000)
                                                             ---------------  ---------------  ---------------
                                                             ---------------  ---------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
           ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

                                                                                      ADDITIONAL       RETAINED
                                                                                       PAID-IN         EARNINGS
                                                                                       CAPITAL         (DEFICIT)
                                                                                    --------------  ---------------
Balance at December 31, 1993......................................................  $   92,395,000  $   (39,515,000)
  Net income for the year.........................................................        --             14,333,000
  Preferred dividends declared and paid:
    Series B (variable based on prime rate--$3.375 per share).....................        --               (574,000)
    Series C--$10.81 per share....................................................        --             (1,319,000)
  Excess of cost ($843,000) over fair market value of 59,979 common shares
   purchased and reissued in connection with the Company's incentive stock plan...        (375,000)       --
  Issuance of 14,734 common shares in connection with the exercises of stock
   options........................................................................         126,000        --
                                                                                    --------------  ---------------
Balance at December 31, 1994......................................................  $   92,146,000  $   (27,075,000)
  Net income for the year.........................................................        --             33,989,000
  Preferred dividends declared and paid:
    Series B (variable based on prime rate--$1.825 per share).....................        --               (268,000)
    Series C--$8.1075 per share...................................................        --               (932,000)
  Common dividends declared and paid--$.075 per share.............................        --               (683,000)
  Issuance of 35,000 common shares in connection with the exercises of stock
   options........................................................................         205,000        --
  Excess of cost ($589,000) over fair market value of 41,961 common shares purchased and reissued in connection with the Company's contribution to the
   Employee Stock Plan............................................................         (30,000)       --
  Excess of cost ($614,000) over fair market value of 42,500 common shares
   purchased and reissued in connection with the Company's incentive stock plan...        (151,000)       --
  Excess of stated value over cost ($5,516,000) in connection with the early
   retirement of the Series B preferred stock.....................................         973,000        --
                                                                                    --------------  ---------------
Balance at December 31, 1995......................................................  $   93,143,000  $     5,031,000
  Net income for the year.........................................................        --             19,004,000
  Common dividends declared and paid--$.20 per share..............................        --             (1,808,000)
  Issuance of 226,500 common shares in connection with the exercises of stock
   options........................................................................       1,584,000        --
  Excess of cost of treasury shares issued over exercise price in connection with
   the exercises of stock options.................................................      (1,754,000)       --
  Tax benefit associated with stock option exercises..............................       1,698,000        --
                                                                                    --------------  ---------------
Balance at December 31, 1996......................................................  $   94,671,000  $    22,227,000
                                                                                    --------------  ---------------
                                                                                    --------------  ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany items and transactions have been eliminated.

  NATURE OF OPERATIONS--

    Allied Products Corporation manufactures large metal stamping presses and implements and machinery used in agriculture, landscaping and ground maintenance businesses, and supplies thermoplastic compounds and additives. All manufacturing operations are within the United States. Implements and machinery manufactured by the Bush Hog division are primarily sold through dealerships in the United States with some limited export sales to Canada. Metal stamping presses produced by the Verson division are sold directly to the end users which include automobile manufacturers, first and second tier automotive parts producing companies and the appliance industry. Automobile manufacturers and automotive parts producing companies account for approximately 80% of the Verson division's revenues. Press sales generally are concentrated in the United States and Mexico. The Coz division provides a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. Sales are concentrated in the northeastern portion of the United States.

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

  REVENUE RECOGNITION--

    Sales by the Bush Hog division are recorded when products are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale. Revenues and profits are recognized on a percentage of completion basis for major contracts at the Verson division. Changes in the Verson divison's estimated sales, costs and profits are recognized in the period in which they are determinable. Additionally, any anticipated losses on contracts are charged to operations as soon as they are determinable. Other products are recorded as sales when shipped.

  ACCOUNTS RECEIVABLE--

    Current accounts receivables for the Bush Hog division are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Such receivables (with the exception of receivables associated with service parts) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

  INVENTORIES--

    The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

    Included in work in process inventory are accumulated costs ($23,674,000 at December 31, 1996 and $15,983,000 at December 31, 1995) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of profit recognized in relation to the sales recorded, less customer

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES payments ($43,579,000 at December 31, 1996 and $55,381,000 at December 31, 1995)
associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

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

  DEFERRED CHARGES (GOODWILL)--

    Deferred charges (goodwill) associated with the 1986 acquisition of Verson (approximately $13,113,000) are being amortized on a straight line basis over a period of 20 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. Such assessment includes obsolescence, demand, new technology, competition and other pertinent economic factors and trends that may have an impact on the value of remaining useful life of goodwill.

  EARNINGS (LOSS) PER COMMON SHARE--

    Earnings (loss) per common share is based on the average number of common shares outstanding (9,014,000, 9,126,000 and 9,102,000 for the years ended December 31, 1996, 1995 and 1994, respectively) after decreasing net income for preferred dividend requirements ($1,200,000 and $1,893,000 for the years ended December 31, 1995 and 1994, respectively). For 1995, the average number of common shares outstanding was increased by the dilutive effect of outstanding stock options (288,000 shares as it relates to weighted average shares outstanding--primary and 368,000 shares as it relates to weighted average shares outstanding--fully diluted). The assumed exercise of stock options would not result in a material dilution for the years ended December 31, 1996 and 1994.

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

  FINANCIAL INSTRUMENTS--

    The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

  RECENTLY ISSUED ACCOUNTING STANDARD--

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1 -- Environmental Remediation Liabilities. This SOP provides that liabilities for environmental remediation should be accrued when the criteria for the recognition of liabilities are met under generally accepted accounting principles and provides guidance to aid in the determination

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES of when environmental remediation liabilities should be recognized. The SOP also includes guidance as to costs that should be included in the accrual, basis for measurement of these costs, and display and disclosure of environmental remediation liabilities. Adoption of this SOP is required for fiscal years beginning after December 15, 1996. The Company anticipates that any adjustment from the application of this SOP in 1997 will not have a material effect on its financial position or results of operations.

2.  ACCRUED EXPENSES:

    The Company's accrued expenses consist of the following:

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1996            1995
                                                                              --------------  --------------
Salaries and wages..........................................................  $    6,026,000  $    5,542,000
Warranty....................................................................       9,559,000       9,077,000
Self insurance accruals.....................................................       4,046,000       4,411,000
Restructuring and other costs, primarily related to discontinued
 operations.................................................................        --             1,494,000
Pensions, including retirees' health........................................       6,417,000       5,901,000
Taxes, other than income taxes..............................................         811,000         738,000
Environmental matters.......................................................       2,020,000       3,019,000
Other.......................................................................       1,696,000       2,202,000
                                                                              --------------  --------------
                                                                              $   30,575,000  $   32,384,000
                                                                              --------------  --------------
                                                                              --------------  --------------

3.  DISCONTINUED OPERATIONS:

    Prior to 1994, the Company closed the manufacturing operations of the Kewanee Farm Equipment division, the Charles City machining and foundry division and the R/B Die and Prototype division. Machinery and equipment associated with these divisions were sold. The Company also sold the majority of the assets of the Smith Energy Services division and closed the International Agro division prior to 1994. At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. In connection with this sale, the purchaser is required to purchase the real estate located in Coldwater, Ohio pending a favorable review of environmental matters. The Company is in the process of completing an evaluation of the status of environmental conditions at this location--see Note 10. During 1995, the Company and the purchaser of the White-New Idea division agreed to a five-year lease of the Coldwater, Ohio facility while the Company completes the evaluation. Sale of the facility to the purchaser of the White-New Idea division will occur after completion of the evaluation and after resolution of any issues raised by the evaluation. During 1995 and 1994, the Company provided additional amounts (based upon an independent review) for the environmental clean up of this facility. The Company also sold in 1994 the business and certain assets of the Cooper division for cash and a collateralized short-term note. In 1994, discontinued operations include operating losses at the Cooper division related to the delayed sale of this business and additional provisions primarily related to environmental issues and a dispute resolution on a business sold in 1993, net of an income tax benefit allocation of $211,000.

  RESTRUCTURING COSTS--

    Prior to 1994, the Company provided $14,700,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. The restructuring of the Company was substantially completed during 1996 with the remaining reserve being allocated to accruals associated with certain noncontinuing businesses. Net charges to the restructuring reserve in 1996, 1995 and 1994 were $748,000, $1,879,000 and $3,931,000, respectively. Additional charges were made to the restructuring reserve prior to 1994.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    As of December 31, 1996, the accompanying consolidated balance sheet includes real estate with a net book value of $2,257,000, which is held for sale, including $1,601,000 related to real estate under lease to the purchaser of the White-New Idea division as discussed above.

4.  INCOME TAXES:

    Provision (credit) for income taxes in 1996, 1995 and 1994 consists of the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 1996            1995             1994
                                                            --------------  ---------------  --------------
Federal--current..........................................  $      688,000  $       756,000  $      422,000
Federal--deferred.........................................       9,783,000      (16,648,000)       --
State--current............................................         233,000          233,000         244,000
                                                            --------------  ---------------  --------------
Total provision (credit)                                    $   10,704,000  $   (15,659,000) $      666,000
                                                            --------------  ---------------  --------------
                                                            --------------  ---------------  --------------

    Allocation of the provision (credit) for income taxes in the 1996, 1995 and 1994 Consolidated Statements of Income include the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 1996            1995             1994
                                                            --------------  ---------------  --------------
Continuing operations.....................................  $   10,704,000  $   (15,659,000) $      877,000
Discontinued operations--loss on disposition of
 discontinued operations and other costs..................        --              --               (211,000)
                                                            --------------  ---------------  --------------
Total provision (credit)..................................  $   10,704,000  $   (15,659,000) $      666,000
                                                            --------------  ---------------  --------------
                                                            --------------  ---------------  --------------

    The provision (credit) for income taxes in 1996, 1995 and 1994 differs from amounts computed by applying the statutory rate to pretax income as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 1996            1995             1994
                                                            --------------  ---------------  --------------
Income tax at statutory rate..............................  $   10,398,000  $     6,416,000  $    5,250,000
Utilization of net operating loss carryforward............        --             (5,997,000)     (5,547,000)
State income tax, net of federal tax benefit..............         151,000          151,000         159,000
Permanent book over tax differences on acquired assets....         104,000          910,000         910,000
Stock option transactions.................................        --               (296,000)       (137,000)
Adjustment to deferred tax asset valuation allowance......        --            (16,648,000)       --
Other, net................................................          51,000         (195,000)         31,000
                                                            --------------  ---------------  --------------
Total provision (credit)..................................  $   10,704,000  $   (15,659,000) $      666,000
                                                            --------------  ---------------  --------------
                                                            --------------  ---------------  --------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The significant components of deferred tax assets and liabilities were as follows:

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1996            1995
                                                                              --------------  --------------
Deferred tax assets:
  Net operating loss and tax credits carryforwards..........................  $     --        $    6,887,000
  Self-insurance accruals...................................................       1,934,000       1,894,000
  Inventories...............................................................       1,999,000       1,899,000
  Receivables...............................................................       2,845,000       3,026,000
  Sale/leaseback transaction................................................       1,557,000       1,493,000
  Restructuring reserve.....................................................        --               523,000
  Employee benefits, including pensions.....................................       4,696,000       4,239,000
  Warranty..................................................................       3,489,000       3,177,000
  Sales allowances..........................................................       2,200,000       2,079,000
  Environmental matters.....................................................         737,000       1,056,000
  Other.....................................................................         357,000       1,456,000
                                                                              --------------  --------------
    Total deferred tax asset................................................  $   19,814,000  $   27,729,000
                                                                              --------------  --------------
Deferred tax liabilities:
  Depreciation..............................................................  $     --        $      327,000
  Other.....................................................................        --                41,000
                                                                              --------------  --------------
    Total deferred tax liabilities..........................................  $     --        $      368,000
                                                                              --------------  --------------
    Net deferred tax asset..................................................  $   19,814,000  $   27,361,000
                                                                              --------------  --------------
                                                                              --------------  --------------

    During 1995, the Company evaluated its net operating loss carryforwards and other deferred tax assets in relation to its earnings history over the past few years and the estimated projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset ($27,361,000) which represented a reversal of a valuation allowance recorded prior to 1995. The related credit to income taxes was reduced by $10,713,000 representing the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards. In addition to the above noted tax asset, the Company has available net operating loss carryforwards of up to $166,893,000 (of which $86,177,000 results from various acquisitions) which expire between 1997 and 2008, and investment tax credit carryforwards of $1,797,000 (which expire between 1997 and 2004) including up to $99,000 resulting from acquisitions.

    In years subsequent to 1996, the Company will be recording a tax provision based upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes.

    Tax returns for the years subsequent to 1992 are potentially subject to audit by the Internal Revenue Service.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.  FINANCIAL ARRANGEMENTS:

    The Company's debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
Capitalized lease obligations, at interest rates from 7.5% to 12% (weighted average of
 10.3% and 10.1% at December 31, 1996 and 1995, respectively), due in varying amounts
 through 2002 (Note 6)..................................................................  $   682,000  $   882,000
Notes/mortgages payable.................................................................      --            54,000
                                                                                          -----------  -----------
                                                                                          $   682,000  $   936,000
Less current portion....................................................................      193,000      621,000
                                                                                          -----------  -----------
                                                                                          $   489,000  $   315,000
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1996 are due as follows:

1998.............................................................  $ 162,000
1999.............................................................    148,000
2000.............................................................    121,000
2001.............................................................     53,000
2002.............................................................      5,000
                                                                   ---------
                                                                   $ 489,000
                                                                   ---------
                                                                   ---------

    During 1994, the Company entered into a Revolving Credit Agreement (which was subsequently amended in 1995) with two banks providing for up to $35,000,000 in working capital related loans (of which $11,200,000 was borrowed at December 31, 1995) and up to $15,000,000 in standby letters of credit required for the Company's self-insurance program and for other commercial purposes, of which approximately $13,000,000 was outstanding at December 31, 1995. Interest was at prime rate or at other alternate variable rates as provided within the agreement. During the last half of 1996, the Company entered into an Amended and Restated Credit Agreement (which replaced the Revolving Credit Agreement) with the same two banks. The new agreement provides for up to $100,000,000 of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. Under the Amended and Restated Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth, debt coverage and fixed charge coverage ratio and maximum funded debt/operating cash flow ratio. The agreement expires on September 30, 1999.

    The weighted average interest rate on borrowings outstanding at December 31, 1996 and 1995 was 7.4% and 7.8%, respectively.

6.  LEASES:

  CAPITAL LEASES--

    The Company conducts a portion of its business in leased facilities. Purchase options for such facilities were exercised during 1996. The Company also leases various types of manufacturing, office and transportation equipment.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Capital leases included in Plant and Equipment in the accompanying balance sheets are as follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Land............................................................  $    --        $     396,000
Buildings and improvements......................................       --            1,111,000
Machinery and equipment.........................................      2,558,000      4,233,000
                                                                  -------------  -------------
                                                                  $   2,558,000  $   5,740,000
Less--Accumulated amortization..................................      1,764,000      3,378,000
                                                                  -------------  -------------
                                                                  $     794,000  $   2,362,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    See Note 5 for information as to future debt payments relating to the above leases.

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       1996           1995           1994
                                                   -------------  -------------  -------------
Minimum rentals..................................  $   1,943,000  $   1,922,000  $   2,165,000
Contingent rentals...............................         79,000         89,000        657,000
                                                   -------------  -------------  -------------
                                                   $   2,022,000  $   2,011,000  $   2,822,000
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

    Contingent rentals are composed primarily of truck fleet unit charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

    At December 31, 1996, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                       MINIMUM       SUBLEASE     NET MINIMUM
                                                    ANNUAL RENTAL     RENTAL     ANNUAL RENTAL
                                                      PAYMENTS        INCOME       PAYMENTS
                                                    -------------  ------------  -------------
Year ending December 31,
  1997............................................  $   2,343,000  $   (147,000) $   2,196,000
  1998............................................      1,938,000      (122,000)     1,816,000
  1999............................................      1,439,000       --           1,439,000
  2000............................................      1,176,000       --           1,176,000
  2001............................................        381,000       --             381,000
  Later...........................................        857,000       --             857,000
                                                    -------------  ------------  -------------
                                                    $   8,134,000  $   (269,000) $   7,865,000
                                                    -------------  ------------  -------------
                                                    -------------  ------------  -------------

7.  PREFERRED STOCK:

    The Company has 2,000,000 shares of authorized preferred stock of which 350,000 shares are designated as Series B Variable Rate Cumulative Preferred Stock and 150,000 shares are designated as Series C Cumulative Preferred Stock. The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1996.

  SERIES B--

    The holder of the Series B Preferred Stock was entitled to receive cumulative quarterly dividends at variable rates, computed by multiplying $50 times 1/4 of the prime rate in effect on the first day of the

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) quarter preceding the dividend date. At December 31, 1994, there were 146,800 shares of the Series B Preferred Stock outstanding. In addition to the scheduled redemption of 17,000 shares, the Company redeemed the remaining 129,800 shares at a discount of $973,000 during 1995. The discount was credited to Additional Paid-in Capital.

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

8.  COMMON STOCK AND OPTIONS:

    The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire 10 years from the date of grant. There were no stock awards issued under this plan in 1996, 1995 or 1994. No stock appreciation rights have been granted to date under this plan. There are 61,905 options outstanding under this plan at December 31, 1996 and are included in the table below. Additional stock incentives will not be issued under this plan.

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,000,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 986,251 shares (net of forfeitures) of the Company's Common Stock at prices between $1.50 and $28.50 per share. There are 412,767 options outstanding under this plan at December 31, 1996 and are included in the table below. At December 31, 1996, the Company has the capacity to issue an additional 13,749 stock incentives under the 1990 plan.

    In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan (the 1993 plan) which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company has issued options to purchase 146,500 shares of the Company's Common Stock at prices between $12.50 and $28.50 per share. During 1996, options to purchase 70,000 shares of the Company's Common Stock were issued subject to shareholder approval. All options issued are outstanding under this plan at December 31, 1996 and are included in the table below.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Stock option transactions in 1996, 1995 and 1994 were as follows:

                                                   1996                     1995                     1994
                                          -----------------------  -----------------------  -----------------------
                                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE                  AVERAGE
                                                       EXERCISE                 EXERCISE                 EXERCISE
                                            SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                          ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year........     765,350   $   11.56      744,349   $   10.85      519,637   $    9.45
  Granted...............................     275,500       24.27      127,001       14.48      318,500       12.50
  Exercised.............................    (418,012)      10.04      (77,500)       8.62      (74,713)       7.96
  Expired...............................      --          --           --          --             (375)      12.25
  Forfeited.............................      (1,666)      14.25      (28,500)      13.84      (18,700)      11.81
                                          ----------               ----------               ----------
Outstanding at end of year..............     621,172   $   18.22      765,350   $   11.56      744,349   $   10.85
                                          ----------               ----------               ----------
                                          ----------               ----------               ----------

Options exercisable at end of year......     316,339   $   14.40      504,599   $   10.63      383,349   $   10.16

Weighted average fair value of options
 granted during the year................       $5.71                    $5.77                    $6.18

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996       1995       1994
                                                      ---------  ---------  ---------
Risk free interest rate.............................       5.80%      7.70%      5.15%
Dividend yield......................................       0.80%      0.40%    --
Expected lives......................................    4 years    4 years    4 years
Volatility..........................................      22.00%     39.00%     58.00%

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                               OPTIONS OUTSTANDING
                                       ------------------------------------   OPTIONS EXERCISABLE
                                                    WEIGHTED                 ----------------------
                                                    AVERAGE      WEIGHTED                WEIGHTED
                                                   REMAINING      AVERAGE                 AVERAGE
                                                  CONTRACTUAL    EXERCISE                EXERCISE
      RANGES OF EXERCISE PRICES         SHARES        LIFE         PRICE      SHARES       PRICE
-------------------------------------  ---------  ------------  -----------  ---------  -----------
             $2.625-5.75                  41,850    4.4 years    $    4.21      41,850   $    4.21
            12.50-18.125                 271,112    6.6 years        13.60     218,279       13.41
            19.375-28.50                 308,210    8.2 years        24.18      56,210       25.81
                                       ---------                             ---------
            $2.625-28.50                 621,172    7.2 years    $   18.22     316,339   $   14.40
                                       ---------                             ---------
                                       ---------                             ---------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    At December 31, 1996, the Company has three stock options plans, which are described above. The Company applied Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation costs have been recognized for these plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for options granted under these plans consistent with the method of SFAS 123-- Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                                1996            1995
                                                           --------------  --------------
Net Income                                 As reported     $   19,004,000  $   33,989,000
                                           Pro forma           18,581,000      33,651,000

Primary earnings per share                 As reported     $         2.11  $         3.48
                                           Pro forma                 2.06            3.45

Fully diluted earnings per share           As reported     $         2.11  $         3.45
                                           Pro forma                 2.06            3.42

    Under provisions of SFAS 123, the above pro forma disclosures are not representative of the effects on reported net income of options issued during the financial reporting phase in period as options vest over a two year period from date of issuance and have, in some instances, been issued on several occasions during each year.

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

    Effective January 1, 1994, the Company instituted an unfunded deferred compensation defined benefit pension plan called the Executive Retirement Plan. The noncontributory plan is designed to

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) provide supplemental retirement benefits to certain executive officers of the Company as determined by the Board of Directors. Retirement benefits will be reduced by benefits received under the Target Benefit Plan described below.

    Net periodic pension costs as they relate to defined benefit plans for continuing operations were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                     1996            1995            1994
                                                --------------  --------------  --------------
Service cost..................................  $      658,000  $      673,000  $      652,000
Interest cost.................................       2,438,000       2,284,000       2,260,000
Actual loss (gain) on plan assets.............      (2,787,000)     (7,989,000)        327,000
Net amortization and deferral.................         316,000       6,038,000      (2,422,000)
Curtailment (income)..........................        --               (64,000)       --
                                                --------------  --------------  --------------
Net periodic pension cost.....................  $      625,000  $      942,000  $      817,000
                                                --------------  --------------  --------------
                                                --------------  --------------  --------------

    Although the actual return on plan assets is shown, the expected long-term rate of return used in determining the net periodic pension cost in all years was 7.5%. The difference between the actual return and the expected return is included in the "Net amortization and deferral" in the above table. The actuarial present value of benefits was determined using a discount rate of 7.75% in 1996, 7% in 1995 and 7.25% in 1994. The rate of compensation increase used to measure the projected benefit obligation in two plans was 5%. All other plans are based on current compensation levels.

    The following table sets forth the funded status of the Company's defined benefit pension plans:

                                                                        DECEMBER 31,
                                            --------------------------------------------------------------------
                                                          1996                               1995
                                            ---------------------------------  ---------------------------------
                                             ASSETS EXCEED     ACCUMULATED      ASSETS EXCEED     ACCUMULATED
                                              ACCUMULATED    BENEFITS EXCEED     ACCUMULATED    BENEFITS EXCEED
                                               BENEFITS           ASSETS          BENEFITS           ASSETS
                                            ---------------  ----------------  ---------------  ----------------
Plan assets at fair value.................  $    41,270,000   $     --         $    36,455,000   $     --
                                            ---------------  ----------------  ---------------  ----------------
Actuarial present value of benefit
 obligations:
  Vested benefits.........................  $    28,981,000   $      843,000   $    28,970,000   $      604,000
  Nonvested benefits......................        1,456,000         --               1,555,000           51,000
                                            ---------------  ----------------  ---------------  ----------------
Accumulated benefit obligation............  $    30,437,000   $      843,000   $    30,525,000   $      655,000
Effect of projected future compensation
 increases................................        1,750,000          382,000         2,326,000          481,000
                                            ---------------  ----------------  ---------------  ----------------
Projected benefit obligation..............  $    32,187,000   $    1,225,000   $    32,851,000   $    1,136,000
                                            ---------------  ----------------  ---------------  ----------------
Plan assets in excess of (less than)
 projected benefit obligation.............  $     9,083,000   $   (1,225,000)  $     3,604,000   $   (1,136,000)
Unrecorded net (gain) loss from past
 experience different from that assumed
 and effect of changes in assumptions.....      (10,913,000)        (115,000)       (4,651,000)         (52,000)
Unrecorded prior service cost.............          226,000          407,000           249,000          538,000
Unrecognized net (asset) at date of
 initial application......................       (1,427,000)        --              (1,900,000)        --
                                            ---------------  ----------------  ---------------  ----------------
(Accrued) pension costs...................  $    (3,031,000)  $     (933,000)  $    (2,698,000)  $     (650,000)
                                            ---------------  ----------------  ---------------  ----------------
                                            ---------------  ----------------  ---------------  ----------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments include approximately 164,000 and 314,000 shares of the Company's Common Stock at December 31, 1996 and 1995, respectively.

    The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan for continuing operations were $217,000 in 1996, $206,000 in 1995 and $255,000 in 1994.

    The Company employees are also eligible to become participants in the Save Money and Reduce Taxes (SMART) plan. Under terms of the plan, the trustee is directed by each employee on how to invest the employee's deposit. Investment alternatives include a money market fund, four mutual funds and a fixed income fund. As of December 31, 1996 and 1995, assets of the SMART plan include approximately 483,000 and 524,000 shares, respectively, of the Company's Common Stock.

    The Company has a noncontributory defined contribution plan (the Employee Stock Plan). All non-union employees not covered by pension plans are covered under the Employee Stock Plan. Company contributions were $450,000 in 1994. No contribution was made in 1996 and 1995.

    Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All employees covered by the Employee Stock Plan are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Employee investment alternatives include a money market fund, four mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service. Provisions for the contribution to this plan in 1996 and 1995 were $773,000 and $932,000, respectively.

    The Company provides medical benefits for retirees and their spouses at one operating division and certain other individuals related to several discontinued operations. Accruals for such costs are recognized in the financial statements over the service lives of these employees. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 8.2% for retirees under age 65 (7.4% for retirees age 65 and older) in 1997 to 5.5% over 25 years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $65,000. The annual service costs would not be materially affected.

    The following table provides information on the status of these plans:

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                           1996           1995
                                                                                      --------------  ------------
Accumulated postretirement benefit obligation:
  Retirees and their dependents.....................................................  $     (265,000) $   (287,000)
  Fully eligible active plan participants...........................................         (55,000)      (43,000)
  Active employees not fully eligible...............................................        (447,000)     (464,000)
                                                                                      --------------  ------------
Accumulated postretirement benefit obligation.......................................  $     (767,000) $   (794,000)
Plan assets.........................................................................        --             --
Unrecognized prior service costs....................................................          12,000        13,000
Unamortized net (gain) loss.........................................................        (274,000)     (139,000)
                                                                                      --------------  ------------
(Accrued) postretirement benefit costs..............................................  $   (1,029,000) $   (920,000)
                                                                                      --------------  ------------
                                                                                      --------------  ------------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Net periodic postretirement benefit costs include the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Service cost....................................................  $  37,000  $  33,000  $  31,000
Interest cost...................................................     40,000     56,000     53,000
Amortization of unrecognized net (gain) loss....................     (3,000)   (18,000)    (3,000)
Amortization of prior plan amendment............................      1,000      1,000      1,000
                                                                  ---------  ---------  ---------
Net periodic postretirement benefit cost........................  $  75,000  $  72,000  $  82,000
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Measurement of the accumulated postretirement benefit obligation was based on a discount rate of 7.75% in 1996, 7.0% in 1995 and 8.0% in 1994.

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

    Pursuant to a consent decree entered into in November 1991 with the U.S. Department of Justice, the Company has agreed to close and remediate a landfill leased by the Company and formerly used for the disposal of spent foundry sands. The Company provided for remediation costs associated with this landfill. During 1995, remedial action required by the consent decree was completed, and the EPA approved the Remedial Action Report submitted by the Company. The Company's remaining obligations under the consent decree include periodic inspections, monitoring and maintenance as needed.

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

    The Company is in the process of investigating or has determined the need to perform environmental remediation or clean up at certain manufacturing sites formerly operated and still owned by the Company. At the sites where the Company has determined that some remediation or cleanup is required, the Company has provided for the estimated cost for such remediation or cleanup.

    One site, located in Coldwater, Ohio, is under contract to be sold to the purchaser of the White-New Idea business. That sale is contingent on completion of an environmental study (now in progress), remediation, if any, determined by the Company's independent consultant to be necessary, and the issuance of a covenant not to sue and related no further action letters by the State of Ohio under the Ohio Voluntary Action Program. Following the completion of the sale of the White-New Idea business in 1993, an independent consultant retained by the Company indicated cleanup costs at the site could range from $500,000 to $5,300,000. The Company provided in 1994 and 1993 for amounts equal to the lower value of this range. The Company is discussing financial contribution with the prior owner of the facility for any cleanup costs as a significant portion of the environmental conditions under review existed prior to the Company's ownership of the facility.

    During 1996, 1995 and 1994, the Company recorded provisions (credits) of approximately $(418,000), $921,000 and $1,383,000, respectively, toward various environmental matters discussed above. At December 31, 1996, the Company has accruals, including those discussed above, of $2,020,000 for the estimated cost to resolve its potential liability with the above and other, less significant, matters. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, the Company believes that the above accruals are adequate for the resolution of known environmental matters and the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

  OTHER--

    In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,063,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment ($7,342,000) due May 22, 1996. The purchaser's payment obligation is secured by the technology license and is guaranteed by the purchaser's parent. The Company initially recorded this agreement as a long-term note receivable. In 1995, however, the Company established a reserve of $7,699,000 (reduced to $7,165,000 at December 31, 1996) against the receivable, due to published adverse financial information about the purchaser and its parent which raised serious concerns about the collectability of the receivable.

    Through the end of the third quarter of 1994, the Company received the required minimum quarterly payments, usually 30 days after the due date. During the fourth quarter of 1994, the purchaser withheld payment of the minimum quarterly payment beyond 30 days and asserted that the Company had violated certain non-compete and non-referral covenants contained in the license agreement. On March 10, 1995, the purchaser filed an action in the Circuit Court of Cook County, Illinois, seeking a reduction in royalties of approximately $8,000,000 and unspecified damages for

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) alleged breach of contract. At December 31, 1996, the amounts due the Company under this agreement is approximately $8,415,000, plus interest accruing from May 22, 1996 at the contract rate of 10%. During 1995, as noted above, the Company made provisions against the collectability of this receivable. After taking into consideration counsel's evaluation of the above facts, the Company is of the opinion that the outcome of this action would not have a significant adverse effect on the Company's consolidated financial statements.

    The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves ($3,168,000 and $2,342,000 at December 31, 1996 and 1995, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

    At December 31, 1996, the Company was contingently liable for approximately $2,300,000 primarily relating to outstanding letters of credit.

    The Company has entered into agreements with certain executive officers of the Company which provide that, if within one year following a defined change in ownership or control of the Company there shall be an involuntary termination of such executive's employment, or if there shall be defined patterns of activity during such period by the Company causing such executive to resign, then, subject to prevailing tax laws and regulations, the executive shall be entitled to payments equal to approximately three years' compensation.

11.  OPERATIONS BY INDUSTRY SEGMENT:

    The Company's operations involve a single industry segment as described in
Note 1.

    Approximately 16%, 11% and 2% of the Company's net sales from continuing operations in 1996, 1995 and 1994, respectively, were exported principally to Canada and Mexico.

    Approximately 39%, 29% and 14% of the Company's net sales from continuing operations in 1996, 1995 and 1994, respectively, were derived from sales to the three major U.S. automobile manufacturers.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.  SUMMARY OF OTHER (INCOME) EXPENSE:

    Other (income) expense consists of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1996            1995            1994
                                                                    --------------  --------------  --------------
Interest income...................................................  $     (112,000) $     (437,000) $   (1,293,000)
Goodwill amortization.............................................         177,000       2,068,000       2,067,000
Loan cost expenses/amortization...................................         333,000         440,000         563,000
Environmental related expenses (credits)..........................        (418,000)      1,110,000         410,000
Net gain on sales of operating and non-operating assets...........        (106,000)     (2,000,000)       (222,000)
Provision (credit) for collectability (recovery) of long-term note
 receivable (Note 10).............................................        (534,000)      7,699,000        --
Idle facility income..............................................        (147,000)        (30,000)       (361,000)
Litigation settlements/insurance provisions.......................       1,512,000      (1,125,000)       --
Other miscellaneous...............................................         (74,000)       (242,000)         34,000
                                                                    --------------  --------------  --------------
                                                                    $      631,000  $    7,483,000  $    1,198,000
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Included in Part II of this report:

       Report of Independent Accountants
       Consolidated statements of income for the years ended December 31, 1996, 1995 and 1994
       Consolidated balance sheets as of December 31, 1996 and 1995 Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994
       Consolidated statements of shareholders' investment for the years ended December 31, 1996,
         1995 and 1994
       Notes to consolidated financial statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

      Schedule II--Valuation and qualifying accounts for the years ended December 31, 1996, 1995 and 1994

(a) 3.  EXHIBITS

    The following exhibits are incorporated by reference as noted below:

3(a)       The Registrant's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3 of the Company's 1988 Annual Report on Form 10-K (File No. 1-5530).
3(b)       The Registrant's Amendments to Restated Certificate of Incorporation is
            incorporated by reference to Exhibit 3 of the Company's 1990 Annual Report on Form 10-K (File No. 1-5530).
3(c)       The Registrant's By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3 of the Company's 1989 Annual Report on Form 10-K
            (File No. 1-5530).
10(a)      The Registrant's 1977 Incentive Stock Plan is incorporated by reference to
            Exhibit 10(a) of the Company's 1980 Annual Report on Form 10-K (File No.
            1-5530).
10(b)      The Registrant's SMART Plan is incorporated by reference to Exhibit 10(d) of the Company's 1984 Annual Report on Form 10-K (File No. 1-5530).
10(c)      The Registrant's 1990 Long-Term Incentive Stock Plan is incorporated by reference to Exhibit 10 of the Company's 1991 Annual Report on Form 10-K
            (File No. 1-5530).
10(d)      The Registrant's Agreement for the sale of the assets of the White-New Idea
            Farm Equipment Division of Allied Products Corporation is incorporated by reference to Exhibit(c)(2)(a)(i) of the Company's report on Form 8-K dated
            January 14, 1994 (File No. 1-5530).
10(e)      The Registrant's Credit Agreement dated as of March 17, 1994 among Allied
            Products Corporation, the Banks Named Herein and Continental Bank N.A.,
            individually and as agent is incorporated by reference to Exhibit 10(I) of the Company's report on Form 8-K dated April 8, 1994 (File No. 1-5530).
10(f)      The Registrant's Allied Products Corporation Executive Retirement Plan dated
            April 4, 1994 is incorporated by reference to Exhibit 10(a) of the
            Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
10(g)      The Registrant's Executive Officer's Agreement in Event of Change in Control
            or Ownership of Allied Products Corporation dated April 1, 1994 is incorporated by reference to Exhibit 10(b) of the Company's 1994 Annual
            Report on Form 10-K (File No. 1-5530).
10(h)      The Registrant's Second Amendment to Credit Agreement dated February 15,
            1995 is incorporated by reference to Exhibit 10(c) of the Company's 1994
            Annual Report on Form 10-K (File No. 1-5530).
10(i)      The Registrant's Allied Products Corporation Retirement Plan dated as of
            December 31, 1993 is incorporated by reference to Exhibit 10(d) of the
            Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
10(j)      The Registrant's Bush Hog Segment of the Allied Products Corporation
            Combined Retirement Plan effective December 31, 1993 is incorporated by reference to Exhibit 10(e) of the Company's 1994 Annual Report on Form 10-K
            (File No. 1-5530).
10(k)      The Registrant's Verson Segment of the Allied Products Corporation Combined
            Retirement Plan effective December 31, 1993 is incorporated by reference to
            Exhibit 10(f) of the Company's 1994 Annual Report on Form 10-K (File No.
            1-5530).
10(l)      The Registrant's Littell Segment of the Allied Products Corporation Combined
            Retirement Plan effective December 31, 1993 is incorporated by reference to
            Exhibit 10(g) of the Company's 1994 Annual Report on Form 10-K (File No.
            1-5530).

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

  EXHIBIT NO.    NAME OF EXHIBIT
---------------  --------------------------------------------------------------------------------------
      10A        Material Contract--Amended and Restated Credit Agreement.
      10B        Material Contract--Consent to Stock Repurchases.
      11         Computation of Earnings per Share.
      21         Subsidiaries of the Registrant.
      23         Consent of Independent Accountants.
      24         Power of Attorney.
      27         Financial Data Schedule.

    Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                       YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                 1996           1995            1994
-----------------------------------------------------------------------------------------
Allowance for doubtful accounts--
  Current receivables:
    Balance at beginning of year..........  $      948,000  $   1,521,000  $    1,996,000
    Add (deduct)--
      Provision charged to income.........         214,000        451,000         256,000
      Receivables charged off as bad
       debts, net of recoveries...........        (533,000)    (1,024,000)       (731,000)
                                            --------------  -------------  --------------
    Balance at end of year................  $      629,000  $     948,000  $    1,521,000
                                            --------------  -------------  --------------
                                            --------------  -------------  --------------
  Long-term receivables:
    Balance at beginning of year..........  $    7,699,000  $    --        $     --
    Add (deduct)--
      Provision charged to income.........        --            7,699,000        --
      Receivable recoveries...............        (534,000)      --              --
                                            --------------  -------------  --------------
    Balance at end of year................  $    7,165,000  $   7,699,000  $     --
                                            --------------  -------------  --------------
                                            --------------  -------------  --------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALLIED PRODUCTS CORPORATION
                                      (Registrant)

                                      By:                 /s/ RICHARD A. DREXLER

                                         ---------------------------------------
                                                Richard A. Drexler, CHAIRMAN,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER
March 12, 1997

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

                                           *                       /s/ [ROBERT J. FLECK]
                                                      ----------------------------------------------
                                                      Robert J. Fleck, VICE PRESIDENT--ACCOUNTING AND
                                                                 CHIEF ACCOUNTING OFFICER
March 12, 1997

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