Form 10-Q
period 1997-03-31
ALLIED PRODUCTS CORP /DE/
filed 1997-05-12
CIK 3941

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                      OR

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,078,272 common shares, $.01 par value, as of April 30, 1997.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                    INDEX


      PART I. FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS

                      INTRODUCTION

                      CONDENSED CONSOLIDATED BALANCE SHEETS-
                       March  31, 1997 and December 31, 1996

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months
                       Ended March 31, 1997 and 1996

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- Three
                       Months Ended March 31, 1997 and 1996

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

ITEM 1. FINANCIAL STATEMENTS

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 INTRODUCTION

      The condensed consolidated financial statements included herein (as of March 31, 1997 and for the three months ended March 31, 1997 and 1996) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1996 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   December 31,
                                                          1997         1996
                                                      ------------  ------------
Current Assets:
  Cash and cash equivalents                           $  1,141,000  $    833,000
                                                      ------------  ------------
  Notes and accounts receivable, less allowances of
    $637,000 and $629,000, respectively               $ 79,817,000  $ 52,914,000
                                                      ------------  ------------
  Inventories:
     Raw materials                                    $  8,775,000  $  9,524,000
     Work in process                                    29,013,000    28,269,000
      Finished goods                                    17,381,000    18,997,000
                                                      ------------  ------------
                                                      $ 55,169,000  $ 56,790,000
                                                      ------------  ------------
  Deferred tax asset                                  $ 14,532,000  $ 14,532,000
                                                      ------------  ------------
  Prepaid expenses                                    $    170,000  $    191,000
                                                      ------------  ------------
               Total current assets                   $150,829,000  $125,260,000
                                                      ------------  ------------
 Plant and Equipment, at cost:
    Land                                              $  2,192,000  $  2,155,000
    Buildings and improvements                          35,953,000    37,196,000
    Machinery and equipment                             52,558,000    50,083,000
                                                      ------------  ------------
                                                      $ 90,703,000  $ 89,434,000
   Less- Accumulated depreciation and amortization      50,949,000    51,048,000
                                                      ------------  ------------
                                                      $ 39,754,000  $ 38,386,000
                                                      ------------  ------------
 Other Assets:
    Notes receivable, due after one year,
       less allowance of $7,165,000 at March
       31, 1997 and December 31, 1996,
       respectively                                   $       --    $       --
    Deferred tax asset                                   5,282,000     5,282,000
    Deferred charges (goodwill), net of amortization     1,624,000     1,668,000
    Other                                                1,310,000     1,353,000
                                                      ------------  ------------
                                                      $  8,216,000  $  8,303,000
                                                      ------------  ------------
                                                      $198,799,000  $171,949,000
                                                      ============  ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                 March 31,      December 31,
                                                                   1997            1996
                                                               -------------   -------------
Current Liabilities:

  Revolving credit agreement                                   $  55,300,000   $  27,000,000
  Current portion of long-term debt                                  193,000         193,000
  Accounts payable                                                17,736,000      16,692,000
  Accrued expenses                                                32,908,000      30,575,000
                                                               -------------   -------------
                   Total current liabilities                   $ 106,137,000   $  74,460,000
                                                               -------------   -------------
Long-term debt, less current portion shown above               $     441,000   $     489,000
                                                               -------------   -------------
Other long-term liabilities                                    $   5,951,000   $   3,547,000
                                                               -------------   -------------
Commitments and Contingencies
Shareholders'  Investment:
   Preferred stock:
     Undesignated-authorized 1,500,000 shares at March 31,
     1997 and December 31, 1996: none issued                   $        --     $        --
   Common Stock, par value $.01 per share;
     authorized 25,000,000 shares; issued
     9,364,844 shares at March 31,
     1997 and December 31, 1996,  respectively                        94,000          94,000
   Additional paid-in capital                                     94,749,000      94,671,000
   Retained earnings                                              26,997,000      22,227,000
                                                               -------------   -------------
                                                               $ 121,840,000   $ 116,992,000
   Less: Treasury stock, at cost 1,286,572 and 905,071 shares
     March 31, 1997 and December 31, 1996, respectively          (35,570,000)    (23,539,000)
                                                               -------------   -------------
         Total shareholder's equity                            $  86,270,000   $  93,453,000
                                                               -------------   -------------
                                                               $ 198,799,000   $ 171,949,000
                                                               =============   =============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997           1996
                                                     -----------   ------------
Net sales                                            $72,881,000   $ 75,243,000
Cost of products sold                                 55,226,000     58,347,000
                                                     -----------   ------------
        Gross profit                                 $17,655,000   $ 16,896,000
                                                     -----------   ------------
Other costs and expenses:
    Selling and administrative expenses              $ 8,493,000   $  9,033,000
    Interest expense                                     694,000        442,000
    Other (income) expense, net                          429,000       (106,000)
                                                     -----------   ------------
                                                     $ 9,616,000   $  9,369,000
                                                     -----------   ------------
Income before taxes                                  $ 8,039,000   $  7,527,000
Provision for income taxes                             2,868,000      2,409,000
                                                     -----------   ------------
Net income                                           $ 5,171,000   $  5,118,000
                                                     ===========   ============
Net income applicable to common stock                $ 5,171,000   $  5,118,000
                                                     ===========   ============
Earnings per common share                            $       .63   $        .56
                                                     ===========   ============
Weighted average of common shares outstanding          8,189,000      9,130,000
                                                     ===========   ============
Dividends per common share                           $       .05   $        .05
                                                     ===========   ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                 1997           1996
                                                              ------------   ------------
Cash Flows from Operating Activities:
    Net income                                                $  5,171,000   $  5,118,000
    Adjustments to reconcile net income to net cash
       provided from operating activities:
       Depreciation and amortization                             1,244,000      1,376,000
       Amortization of deferred charges                             44,000         44,000
       Deferred income tax provision                             2,528,000      2,168,000
       Changes in noncash assets and liabilities,
         net of noncash transactions:
          (Increase) in accounts receivable                    (26,922,000)   (21,159,000)
          (Increase) decrease  in inventories                    1,621,000     (4,832,000)
          (Increase) decrease in prepaid expenses                   21,000        (26,000)
          Decrease in notes receivable, due after one year            --           25,000
          Increase in accounts payable and accrued expenses      3,120,000      6,409,000
       Other, net                                                 (186,000)        90,000
                                                              ------------   ------------
    Net cash used for operating activities                    $(13,359,000)  $(10,787,000)
                                                              ------------   ------------
Cash Flows from Investing Activities:
    Additions to plant and equipment                          $ (2,873,000)  $   (785,000)
    Proceeds from sales of plant and equipment                     385,000         39,000
                                                              ------------   ------------
    Net cash used for investing activities                    $ (2,488,000)  $   (746,000)
                                                              ------------   ------------
Cash Flows from Financing Activities:
    Borrowings under revolving loan and  credit agreements    $ 38,600,000   $ 40,800,000
    Payments under revolving loan and credit agreements        (10,300,000)   (23,900,000)
    Payments of short and long-term debt                           (48,000)      (250,000)
    Common stock issued                                               --        1,501,000
    Purchase of treasury stock                                 (12,956,000)    (6,709,000)
    Dividends paid                                                   3,000       (456,000)
    Stock option transactions                                      856,000        808,000
                                                              ------------   ------------
    Net cash provided from financing activities               $ 16,155,000   $ 11,794,000
                                                              ------------   ------------
Net increase in cash and cash equivalents                     $    308,000   $    261,000
Cash and cash equivalents at beginning of year                     833,000        744,000
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $  1,141,000   $  1,005,000
                                                              ============   ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   ACCRUED EXPENSES

           The Company's accrued expenses consist of the following:

                                                          3/31/97      12/31/96
                                                        -----------  -----------
      Salaries and wages                                $ 6,675,000  $ 6,026,000
      Warranty                                            9,764,000    9,559,000
      Self insurance accruals                             6,039,000    4,046,000
      Pensions, including retiree health                  5,707,000    6,417,000
      Taxes, other than income taxes                        433,000      811,000
      Environmental matters                               1,978,000    2,020,000
      Other                                               2,312,000    1,696,000
                                                        -----------  -----------
                                                        $32,908,000  $30,575,000
                                                        ===========  ===========

(2)   EARNINGS PER COMMON SHARE

            Earnings per common share in the first quarter of 1997 and 1996 are based on the average number of common shares outstanding (8,189,000 and 9,130,000, respectively). The assumed exercise of stock options would not result in material dilution for the quarters ended March 31, 1997 and 1996.

(3)   TREASURY STOCK

           The Company's Board of Directors in 1996 authorized the purchase of up to 1,500,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Through the end of the first quarter of 1997 the Company has purchased approximately 1,225,000 shares (422,000 shares in the first quarter) of its common stock since the inception of the repurchase plan. Some treasury shares purchased have been reissued in satisfaction of stock options exercised.

(4)   CONTINGENT LIABILITIES

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

           At March 31, 1997, the Company was contingently liable for approximately $859,000 primarily relating to outstanding letters of credit.

(5)   INCOME TAXES

           The provision for income taxes in the first quarter of 1997 and 1996 is based upon the Federal Statutory rate adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a further discussion related to income taxes.

(6)   SUMMARY OF OTHER (INCOME) EXPENSE

           Other (income) expense for the three months periods ended March 31, 1997 and 1996 consists of the following:

                                                      For the three months ended
                                                      --------------------------
                                                          3/31/97     3/31/96
                                                         ---------   ---------
            Interest income                              $ (17,000)  $ (63,000)
            Goodwill amortization                           44,000      44,000
            Loan cost expenses/amortization                   --        78,000
            Net (gain) loss on sales of operating
               and non-operating assets                   (125,000)    (39,000)
            Litigation settlements/insurance
               provisions                                  442,000     (96,000)
            Other miscellaneous                             85,000     (30,000)
                                                         ---------   ---------
                                                         $ 429,000   $(106,000)
                                                         =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Net sales in the first quarter of 1997 were $72,881,000 compared to net sales of $75,243,000 reported in the first quarter of 1996. Income before taxes in the first quarter of 1997 was $8,039,000 compared to income before taxes of $7,527,000 in the same quarter of the prior year. Net income in the first quarter of 1997 was $5,171,000 ($.63 per common share) compared to net income of $5,118,000 ($.56 per common share) in the first quarter of the prior year. As a result of the Company's program to purchase its common stock, average common shares outstanding in the first quarter of 1997 (8,189,000) decreased 941,000 from the average common shares outstanding in the first quarter of 1996.

      At the Bush Hog division, net sales decreased 5% in the first quarter of 1997 compared to the first quarter of 1996. Decreases were primarily associated with various cutter/mower product lines. Certain cutter products have been affected by weak cattle prices for the past two years. Cattle prices recently have improved slightly. These sales decreases were partially offset by improved loader and service parts sales in the current quarter. Overall, the agricultural economy appears to be positive. During the first quarter of 1997, weather conditions in the majority of the market areas served by Bush Hog were favorable with moisture content being adequate. Gross profits have decreased at the Bush Hog division due to the effects of decreased sales volume noted above. Gross profit margins, however, improved over margins reported in the first quarter of 1996. This improvement was primarily associated with the effects of an improved mix of sales in the current quarter. Manufacturing efficiencies increased slightly in the first quarter of 1997.

      At the Verson division, net sales in the first quarter of 1997 approximated those reported in the first quarter of 1996. Press related sales decreased in the first quarter of the current year as work was completed on the third "A" press for Chrysler, which was shipped at the end of the quarter. Revenue and profits are recognized on a percentage of completion basis for press production at this division. Decreases in press sales were offset by the effects of improved parts sales in the current year's first quarter. Subsequent to the end of the first quarter of 1997, the Verson division received a major order for transfer presses from General Motors. This order represents the first large transfer press order from General Motors in the last ten years. This order plus new orders received by Verson in the first quarter of 1997, exceed $100,000,000. Gross profits and gross profit margins improved in the first quarter of 1997 compared to the first quarter of the prior year. Warranty provisions decreased in the first quarter of the current year due primarily to the mix of production (sales) during the quarter. This was partially offset by increased overtime costs necessary to meet delivery schedules and costs associated with a program undertaken to identify areas and means of improvement in the manufacturing process. A similar program was completed in 1996 at the Bush Hog division and resulted in a significant improvement in manufacturing efficiencies.

      At the Coz division, net sales decreased 4% in the first quarter of 1997 compared to the first quarter of 1996. On an industry wide basis, sales have decreased in the current year. Customers serviced by the Coz division have also experienced sales decreases. The majority of the decrease in net sales was associated with unprocessed products. Gross profits and gross profit margins improved at the Coz division in the first quarter of the current year, primarily due to decreased manufacturing costs (primarily related to lower employment levels), improved manufacturing efficiencies and lower shipping expenses achieved as a result of spending controls.

      Selling and administrative expenses decreased to $8,493,000 (11.7% of net sales) in the first quarter of 1997 compared to expenses of $9,033,000 (12.0% of net sales) reported in the first quarter of 1996. The decrease in selling expenses was primarily related to the Bush Hog division where commissions have decreased. Decreases in administrative expenses were also primarily related to the Bush Hog division where costs were incurred during the first quarter of 1996 in connection with a program to identify areas and means of improvement in the manufacturing process. This program was completed at the end of the second quarter of 1996. No such costs were incurred at this division in the first quarter of the current year.

      Interest expense in the first quarter of 1997 was $694,000 compared to interest expense of $442,000 reported in the first quarter of the prior year. Increased borrowing needs were associated with the Verson division where the number of presses in process has increased and the division is awaiting final payments on presses currently being installed. The Company also purchased approximately $13,000,000 of treasury stock during the first quarter of 1997 as part of a program to purchase up to 1,500,000 shares of the Company's common stock. See Note 3 of Notes to Condensed Consolidated Financial Statements.

      Reference is made to Note 6 of Notes of Consolidated Condensed Financial Statements for an analysis of Other (income) expense in the first quarter of 1997 and 1996. It should be noted that "Litigation settlements/insurance provisions" in 1997 included income of $1,550,000 from the settlement of an environmental claim against the former owner of an idle facility, and additional expense of approximately $1,950,000 related primarily to product liability claims of certain former divisions of the Company.

FINANCIAL CONDITION AND LIQUIDITY

      Working capital at March 31, 1997 was $44,692,000 (current ratio of
1.42 to 1.0) compared to working capital of $50,800,000 (current ratio of
1.68 to 1.0) at December 31, 1996. Net receivables increased by approximately $27,000,000 compared to December 31, 1996. Approximately 75% of the increase was related to the Bush Hog division where cash collections associated with the sale of agricultural equipment to dealers are dependent upon the retail sale of the product by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. The remainder of the increase in net receivables was associated with the Verson division. A portion of the amount due from press sales typically is held back by customers until presses are installed and running at designated rates. The holdbacks related to the sale of the three "A" presses to Chrysler along with other holdbacks are currently outstanding. In addition, significant shipments (invoicing) were made during the latter portion of the first quarter. On a consolidated basis, inventory levels have decreased by over $1,600,000 since the end of 1996. The majority of the decrease was associated with the Bush Hog division.

      Net borrowings under the Amended and Restated Credit Agreement increased by over $28,000,000 since the end of 1996. These borrowings, along with internally generated cash, were used to finance working capital needs noted above and the purchase of 422,000 additional treasury shares. Through the end of the first quarter of 1997, the Company has purchased approximately 1,225,000 shares of its common stock since the inception of the repurchase plan in 1996.

      As of March 31, 1997, the Company had cash balances of $1,141,000 and additional funds of $42,253,000 available under its Amended and Restated Credit Agreement of which $17,253,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U. S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company anticipates positive cash flow in the second quarter of 1997, principally from the collection of Bush Hog and Verson receivables. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operating and capital expenditures in the near future. During the first quarter of 1997, the Company has been in compliance with all provisions of loan agreements in effect.

IMPACT FROM NOT YET EFFECTIVE RULES

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share. This statement establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company anticipates that any earnings per share adjustment from the application of this statement will not be material to the current method of computing earnings per share.

                          PART II - OTHER INFORMATION

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIED PRODUCTS CORPORATION
                                 --------------------------------------
                                              (REGISTRANT)


MAY 12,1997                      /s/ Kenneth B. Light
                                 ----------------------------------------------
                                 Kenneth B. Light,
                                  Executive Vice President, Chief Financial &
                                   Administrative Officer; Director


MAY 12,1997                      /s/ Robert J. Fleck
                                 ----------------------------------------------
                                 Robert J. Fleck,
                                  Vice President - Accounting & Chief Accounting
                                   Officer

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------

   27                                     Financial Data Schedule