Form 10-Q
period 1997-06-30
ALLIED PRODUCTS CORP /DE/
filed 1997-08-13
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____to____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)





            DELAWARE                                      38-0292230
            --------                                      ----------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
--------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (312) 454-1020


                                 Not Applicable
                                 --------------
                 (former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
                     ---
Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:8,085,272 common shares, $.01 par value, as of July 31, 1997.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION
                   ---------------------

                    ITEM 1. FINANCIAL STATEMENTS

                            INTRODUCTION

                            CONDENSED CONSOLIDATED BALANCE SHEETS-
                               June  30, 1997 and December 31, 1996

                            CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME-
                               Three and Six Months Ended June 30, 1997 and 1996

                            CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                               Six Months Ended June 30, 1997 and 1996

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

                    ITEM 3.  NOT APPLICABLE

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    ITEM 5.  NOT APPLICABLE

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES
         ----------

         EXHIBIT INDEX
         -------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of June 30, 1997 and for the six months ended June 30, 1997 and 1996) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments of a recurring nature which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. The information as of December 31, 1996 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of  operations  for the three and six month  periods  ended
June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           June 30,1997         December 31,1996
                                                          --------------         --------------

Current Assets:
  Cash and cash equivalents                               $    1,168,000         $      833,000
                                                          --------------         --------------
  Notes and accounts receivable, less allowances of
    $680,000 and $629,000, respectively                   $   74,989,000         $   52,914,000
                                                          --------------         --------------
  Inventories:
     Raw materials                                        $    8,673,000         $    9,524,000
     Work in process                                          36,195,000             28,269,000
     Finished goods                                           16,439,000             18,997,000
                                                          --------------         --------------
                                                          $   61,307,000         $   56,790,000
                                                          --------------         --------------
  Deferred tax asset                                      $   14,532,000         $   14,532,000
                                                          --------------         --------------
  Prepaid expenses                                        $      176,000         $      191,000
                                                          --------------         --------------
               Total current assets                       $  152,172,000         $  125,260,000
                                                          --------------         --------------
 Plant and Equipment, at cost:
    Land                                                  $    2,192,000         $    2,155,000
    Buildings and improvements                                38,327,000             37,196,000
    Machinery and equipment                                   54,179,000             50,083,000
                                                           -------------         --------------
                                                          $   94,698,000         $   89,434,000
   Less- Accumulated depreciation and amortization            51,865,000             51,048,000
                                                           -------------         --------------
                                                          $   42,833,000         $   38,386,000
                                                          --------------         --------------
 Other Assets:
    Notes  receivable,  due after one year,
       less allowance of  $2,500,000  and
       $7,165,000 at June 30, 1997 and
       December 31, 1996,respectively                     $         -            $         -
    Deferred tax asset                                         5,282,000              5,282,000
    Deferred charges (goodwill), net of amortization           1,579,000              1,668,000
    Other                                                      1,185,000              1,353,000
                                                          --------------         --------------
                                                          $    8,046,000         $    8,303,000
                                                          --------------         --------------
                                                          $  203,051,000         $  171,949,000
                                                          ==============         ==============





              The  accompanying  notes  to  condensed   consolidated   financial
statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                           June 30, 1997        December 31,1996
                                                           -------------        ----------------

Current Liabilities:
  Revolving credit agreement                              $   53,800,000         $   27,000,000
  Current portion of long-term debt                              193,000                193,000
  Accounts payable                                            16,418,000             16,692,000
  Accrued expenses                                            31,057,000             30,575,000
                                                          --------------         --------------
                   Total current liabilities              $  101,468,000         $   74,460,000
                                                          --------------         --------------
Long-term debt, less current portion shown above          $      393,000         $      489,000
                                                          --------------         --------------
Other long-term liabilities                               $    9,064,000         $    3,547,000
                                                          --------------         --------------
Commitments and Contingencies
Shareholders'  Investment:
   Preferred stock:
     Undesignated-authorized 1,500,000 shares at
     June 30,1997 and December 31, 1996: none issued      $         -            $         -

   Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued 9,364,844 shares at
    June 30,1997 and December 31, 1996,  respectively             94,000                 94,000
   Additional paid-in capital                                 94,737,000             94,671,000
   Retained earnings                                          32,796,000             22,227,000
                                                          --------------         --------------
                                                          $  127,627,000         $  116,992,000
   Less: Treasury stock, at cost 1,286,572
    and 905,071 shares at June 30, 1997 and
    December 31, 1996, respectively                       $  (35,501,000)        $  (23,539,000)
                                                          --------------         --------------
         Total shareholders' equity                           92,126,000         $   93,453,000
                                                          --------------         --------------
                                                          $  203,051,000         $  171,949,000
                                                          ==============         ==============






The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1997              1996
                                               ------------      ------------
 Net sales                                     $ 76,902,000      $ 69,198,000
 Cost of products sold                           57,323,000        51,392,000
                                               ------------      ------------
         Gross profit                          $ 19,579,000      $ 17,806,000
                                               ------------      ------------
 Other costs and expenses:
     Selling and administrative expenses       $  8,775,000      $  8,641,000
     Interest expense                               958,000           478,000
     Other (income) expense, net                    112,000           (61,000)
                                               ------------      ------------
                                               $  9,845,000      $  9,058,000
                                               ------------      ------------
 Income before taxes                           $  9,734,000      $  8,748,000
 Provision for income taxes                       3,528,000         3,206,000
                                               ------------      ------------
 Net income                                    $  6,206,000      $  5,542,000
                                               ============      ============
 Earnings per common share:
   Primary                                     $        .75      $        .61
                                               ============      ============
   Fully diluted                               $        .74      $        .61
                                               ============      ============
 Weighted average of shares outstanding:
   Primary                                        8,253,000         9,096,000
                                               ============      ============
   Fully diluted                                  8,338,000         9,096,000
                                               ============      ============
 Dividends per common share                    $        .05      $        .05
                                               ============      ============















The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                   Six Months Ended June 30,
                                                   -------------------------

                                                     1997             1996
                                               -------------     -------------
 Net sales                                     $ 149,783,000     $ 144,441,000
 Cost of products sold                           112,549,000       109,739,000
                                               -------------     -------------
         Gross profit                          $  37,234,000     $  34,702,000
                                               -------------     -------------
 Other costs and expenses:
     Selling and administrative expenses          17,268,000     $  17,674,000
     Interest expense                              1,652,000           920,000
     Other (income) expense, net                     541,000          (167,000)
                                               -------------     -------------
                                               $  19,461,000     $  18,427,000
                                               -------------     -------------
 Income before taxes                           $  17,773,000     $  16,275,000
 Provision for income taxes                        6,396,000         5,615,000
                                               -------------     -------------
 Net income                                    $  11,377,000     $  10,660,000
                                               =============     =============
 Earnings per common share:
   Primary                                     $        1.38     $        1.17
                                               =============     =============
   Fully diluted                               $        1.38     $        1.17
                                               =============     =============
 Weighted average of shares outstanding:
   Primary                                         8,221,000         9,115,000
                                               =============     =============
   Fully diluted                                   8,263,000         9,115,000
                                               =============     =============
 Dividends per common share                    $         .10     $         .10
                                               =============     =============


















The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the six months ended June 30,
                                                                 ---------------------------------
                                                                       1997              1996
                                                                  -------------     -------------

Cash Flows from Operating Activities:
   Net income                                                    $   11,377,000    $   10,660,000
    Adjustments to reconcile net income to net cash
       used for operating activities:
       Gains on sales of operating and non-operating assets            (143,000)          (38,000)
       Depreciation and amortization                                  2,525,000         2,750,000
       Amortization of deferred charges                                  89,000            88,000
       Deferred income tax provision                                  5,648,000         5,053,000
       Changes in noncash assets and liabilities,
           net of noncash transactions:
          (Increase) in accounts receivable                         (22,151,000)       (6,213,000)
          (Increase) in inventories                                  (4,517,000)      (12,624,000)
          (Increase) decrease in prepaid expenses                        15,000           (86,000)
          Decrease in notes receivable, due after one year                 -               29,000
          Decrease in accounts payable and accrued expenses             (27,000)         (393,000)
       Other, net                                                       113,000           243,000
                                                                  -------------     -------------
    Net cash used for operating activities                        $  (7,071,000)    $    (531,000)
                                                                  -------------     -------------
Cash Flows from Investing Activities:
    Additions to plant and equipment                              $  (7,233,000)    $  (1,809,000)
    Proceeds from sales of plant and equipment                          404,000            44,000
                                                                 --------------     -------------
    Net cash used for investing activities                        $  (6,829,000)    $  (1,765,000)
                                                                  -------------     -------------
Cash Flows from Financing Activities:
    Borrowings under revolving loan and  credit agreements        $  63,700,000     $  64,350,000
    Payments under revolving loan and credit agreements             (36,900,000)      (47,250,000)
    Payments of short and long-term debt                                (96,000)         (310,000)
    Common stock issued                                                     -           1,501,000
    Purchase of treasury stock                                      (12,956,000)       (8,125,000)
    Dividends paid                                                     (407,000)         (912,000)
    Stock option transactions                                           894,000           997,000
                                                                  -------------     -------------
Net cash provided from financing activities                       $  14,235,000     $  10,251,000
                                                                  -------------     -------------
Net increase in cash and cash equivalents                         $     335,000     $   7,955,000
Cash and cash equivalents at beginning of year                          833,000           744,000
                                                                 --------------     -------------
Cash and cash equivalents at end of period                        $   1,168,000     $   8,699,000
                                                                  =============     =============





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements


(1)      Accrued Expenses
         ----------------
                 The Company's accrued expenses consist of the following:


                                                 6/30/97            12/31/96
                                              ------------        ------------
         Salaries and wages                   $  6,966,000        $  6,026,000
         Warranty                                7,539,000           9,559,000
         Self insurance accruals                 5,284,000           4,046,000
         Pensions, including retiree health      6,164,000           6,417,000
         Taxes, other than income taxes            516,000             811,000
         Environmental matters                   1,860,000           2,020,000
         Other                                   2,728,000           1,696,000
                                              ------------        ------------
                                              $ 31,057,000        $ 30,575,000
                                              ============        ============


(2)      Treasury Stock
         --------------
                  The Company's Board of Directors in 1996 authorized the purchase of up to 1,500,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Through the end of the first half of 1997, the Company has purchased approximately 1,225,000 shares (none in the second quarter and 422,000 in the first half of 1997 ) of its common stock since the inception of the repurchase plan. Some treasury shares purchased have been reissued in satisfaction of stock options exercised.

(3)      Contingent Liabilities
         ----------------------
                  The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

                  Reference is made to Note 9 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K as it relates to a note receivable taken in connection with the sale of the business and assets of the former Littell division. Subsequent to the end of the second quarter of 1997, the Company received a payment of $1,500,000 (in addition to a receipt of $500,000 in the second quarter of 1997) to be applied to this note. All litigation related to this disposition has now been settled and all amounts not expected to be collected have been written off at June 30, 1997.

                  At June 30, 1997, the Company was contingently liable for approximately $1,511,000 primarily relating to outstanding letters of credit.


(4)      Income Taxes
         ------------
                  The provision for income taxes in the first half of 1997 and 1996 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a further discussion related to income taxes.

(5)      Summary of Other (Income) Expense
         ---------------------------------

                  Other (income) expense for the three and six month periods ended June 30, 1997 and 1996 consists of the following:


                                                 For the three months ended      For the six months ended
                                                 --------------------------      ------------------------
                                                   6/30/97        6/30/96       6/30/97         6/30/96
                                                 ----------      ---------     ----------      ----------
         Interest income                         $  (23,000)     $ (13,000)    $  (40,000)     $  (76,000)
         Goodwill amortization                       45,000         44,000         89,000          88,000
         Loan cost expenses                             -           75,000            -           153,000
         Net (gain) loss on sales
            of operating and non-
            operating assets                        (18,000)         1,000       (143,000)        (38,000)
         Litigation settlements/insurance                                        .
            provision                               115,000            -          557,000         (96,000)
         Payment received on long-term
            notes receivable reserved for as
            uncollectible                          (500,000)                     (500,000)       (158,000)
         Other miscellaneous                        493,000       (168,000)       578,000         (40,000)
                                                 ----------      ----------     ---------       ---------
                                                 $  112,000      $ (61,000)    $  541,000      $ (167,000)
                                                 ==========      ==========      ========        =========


(6)      Subsequent Event
         ----------------

                  On July 24, 1997, the Company announced that the Board of Directors had authorized a three-for-two stock split to be effected by means of a dividend payable in shares of the common stock, at the rate of one share for each two shares owned. The dividend will be paid on September 5, 1997 to stockholders of record on August 15, 1997. In addition, a cash dividend of four cents ($.04) on its common stock will be paid on September 30, 1997 to stockholders of record on August 15, 1997, including the shares to be issued as a result of the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

First Half of 1997 Compared to First Half of 1996
-------------------------------------------------

         Net sales in the first half of 1997 were $149,783,000 compared to net sales of $144,441,000 reported in the first half of 1996. Income before taxes in the first half of 1997 was $17,773,000 compared to income before taxes of $16,275,000 in the first half of the prior year. Net income in the first half of 1997 was $11,377,000 ($1.38 per common share based on 8,221,000 weighted average shares outstanding) compared to net income of $10,660,000 ($1.17 per common share based on 9,115,000 weighted average shares outstanding) for the first half of 1996. The decrease in the weighted average shares outstanding was the result of the Company's program to purchase its common stock.

         At the Bush Hog division, net sales in the first half of 1997 increased by 5% over net sales in the first half of the prior year. The majority of the sales increase was related to increased loader and service parts sales in 1997. Cutter/mower sales in the first half of the current year approximated those reported in the first half of 1996. Overall, the agricultural equipment industry has improved in the current year compared to 1996. Cattle prices have stabilized during the first half of 1997 and have improved in recent months. Beef cattle producers are optimistic as feed costs have decreased and adequate moisture is providing a good hay crop. Grain crop yields in 1997 are expected to exceed yields of the prior year assuming favorable weather continues during the growing season. Certain commodity prices have decreased significantly from 1996 levels while others have remained relatively stable. Excessive rainfall in some areas is expected to result in lower cotton yields. Gross profits and gross profit margins have improved at the Bush Hog division in the first half of 1997 compared to the first half of the prior year. The improvement in the gross profit margin was related to the mix of products sold, increased facility utilization and improved manufacturing efficiencies during the first half of 1997. Increased sales volume also resulted in improved gross profits during the first half of 1997.

         At the Verson division, net sales increased by 7% in the first half of 1997 compared to the first half of 1996. The increase in net sales was reflected in all product lines except parts, where sales remained constant with part sales during the first half of 1996. Revenue and profits are recognized on a percentage of completion basis for press production at this division. While gross profits have increased in the first half of the current year (primarily the result of increased sales volume), margins have decreased. This decrease was associated with the mix of jobs in production. In the first half of 1996, significant production continued on an order for three "A" presses for Chrysler. Production was completed on this order in the first quarter of 1997. Current year production reflects a smaller portion of production against this order and a larger portion of production related to smaller presses with lower margins. The division also incurred increased overtime costs necessary to meet delivery schedules and costs associated with a program undertaken to identify areas and means of improvement in the manufacturing process. These increased costs were partially offset by lower warranty provisions related to the mix of sales during the first half of 1997.

         Production workers at the Verson division went on strike on June 23, 1997, one week after the expiration of the prior union agreement. The strike had no material impact on the operations of the Verson division or the Company for the three and six month periods ended June 30, 1997. Production continued at the Verson division through the use of supervisory employees, which enabled the division to continue to meet customer obligations. On July 22, 1997, the Company announced that it had reached an agreement with the members of the United Auto Workers' local. It is too early to determine the full impact that the strike will have on the third and fourth quarter operating results of the Verson division.

         At the Coz division, net sales decreased 13% in the first half of 1997 compared to the first half of the prior year. Net sales have decreased in most product lines during 1997. The decrease in sales is reflected throughout the industry. Customers of the Coz division have also experienced sales decreases of 10 - 15% in the first half of 1997. A smaller portion of the decrease in net sales at the Coz division was related to the division's effort to extract itself from lower margin products. Gross profits have decreased slightly in the first half of the current year due to lower sales volume noted above. Gross profit margins have remained constant in the first half of 1997. Savings resulting from the reduction of lower margin sales were offset by lower margins resulting from the effects of decreased facility utilization and increased competition and its effect on selling prices.

         Selling and administrative expenses decreased to $17,268,000 (11.5% of net sales) in the first half of 1997 compared to expenses of $17,674,000 (12.2% of net sales) reported in the first half of 1996. The majority of the decrease in selling expenses was associated with the Bush Hog division where sales commission rates have been decreased in 1997. Decreases in administrative expenses were also primarily related to the Bush Hog division where costs were incurred during the first half of 1996 in connection with a program to identify areas and means of improvement in the manufacturing process. This program was completed at the end of the first half of 1996. No such costs were incurred at this division in the first half of the current year.

         Interest expense in the first half of 1997 was $1,652,000 compared to interest expense of $920,000 reported in the first half of the prior year. Increased borrowing needs were associated with the Verson division where the number of presses in process has increased and the division is awaiting final payment on presses currently being installed. The Company also purchased approximately $13,000,000 of treasury stock during the first half of 1997 as part of a program to purchase up to 1,500,000 shares of the Company's common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first half of 1997 and 1996. It should be noted that "Litigation settlements/insurance provisions" in 1997 included income of $1,550,000 from the settlement of an environmental claim against a former owner of an idle facility, income of $500,000 from the recovery of a note receivable previously written off and additional expenses of approximately $2,050,000 related primarily to product liability claims of certain former divisions of the Company.

Second Quarter of 1997 Compared to Second Quarter of 1996
---------------------------------------------------------

         Net sales in the second quarter of 1997 were $76,902,000 compared to net sales of $69,198,000 reported in the second quarter of 1996. Income before taxes in the second quarter of the current year was $9,734,000 compared to income before taxes of $8,748,000 in the second quarter of the prior year. Net income in the second quarter of 1997 was $6,206,000 ($.75 per common share based on 8,253,000 weighted average shares outstanding) compared to net income of $5,542,000 ($.61 per common share based on 9,096,000 weighted average shares outstanding) for the same quarter of the prior year.

         At the Bush Hog division, net sales increased 17% in the second quarter of 1997 compared to the second quarter of 1996. Increases in net sales were reported primarily within the rotary cutter and loader product lines. Much of this increase was the direct result of improvements in the cattle industry as previously discussed. The effects of favorable weather conditions and moisture levels in many parts of the country have also resulted in increased sales. Gross profits and gross profit margins have improved in the second quarter of 1997 compared to the same quarter of the prior year. Approximately half of the increase in gross profits was related to the increased sales volume noted above. The remainder of the increase in gross profits and the improvement in gross profit margins were related to the improved mix of products sold and the effects of favorable manufacturing efficiencies obtained during the second quarter of 1997.

         At the Verson division, net sales in the second quarter of 1997 increased 15% over levels reported in the second quarter of 1996. The majority of the increase was related to press sales. Production (sales) in the second quarter of 1997 was concentrated on smaller presses as production orders for larger presses were completed prior to the current quarter. No significant production has taken place on recent large press orders as design and engineering functions are now being performed prior to production. Production in the second quarter of 1996 included work on the Chrysler order for three "A" presses which was previously discussed. The gross profit margin in the second quarter of 1997 at the Verson division decreased compared to the second quarter of 1996. This decrease was primarily associated with the mix of production during each of the quarters as noted above. In addition, a significant amount of production overtime was incurred in the second quarter of 1997 which was necessary to meet delivery schedules. Costs related to a program undertaken to identify areas and means of improvement in the manufacturing process continued to be incurred in the current year's second quarter. Lower warranty provisions were recorded in the current year's second quarter as the mix of production has significantly changed as noted above.

         At the Coz division, net sales in the second quarter of 1997 decreased 21% compared to the second quarter of the prior year. Current second quarter sales were affected by an industry wide slowdown in demand. As noted above, the Coz division is extracting itself from certain lower margin products and selling prices have been impacted by increased competition. Gross profits and gross profit margins have decreased in the second quarter of 1997 compared to the second quarter of 1996. This is the direct result of increased pricing competition, decreased facility utilization and lower sales volume.

         Selling and administrative expenses increased slightly in the second quarter of 1997 ($8,775,000) compared to these same expenses in the second quarter of 1996 ($8,641,000). As a percent of net sales, these expenses decreased in the current year's second quarter (11.4%) compared to the same quarter of the prior year (12.5%). Selling expense indicated little change on a quarter to quarter comparison. Commission expenses at the Bush Hog division remained constant in terms of actual amounts expensed even though sales increased. As noted earlier, commission rates have been decreased in the current year.

         Interest expense in the second quarter of 1997 increased to $958,000 compared to interest expense of $478,000 reported in the second quarter of 1996. Cash requirements at the Verson division increased in 1997, primarily in the area of receivables. Balances remain outstanding on invoiced presses as installation of these presses has been delayed due to the large number of installations that need to be completed. Final payments on receivables related to these presses are generally not due until installation is completed. Also affecting the need for additional borrowings was the effect of treasury stock purchases in the first quarter of 1997 as previously discussed.

         Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the second quarter of 1997 and 1996.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Working capital at June 30, 1997 was $50,704,000 (current ratio of 1.50 to 1.0) compared to working capital of $50,800,000 (current ratio of 1.68 to 1.0) at December 31, 1996. Net receivables have increased by approximately $22,000,000 since the end of 1996. Approximately 65% of this increase was associated with the Verson division. As noted above, press installations have been delayed in 1997 resulting in the delayed collection of the final amounts due for these presses. As the installation backlog decreases, receivables will also decrease. The remainder of the increase was related to the Bush Hog division where cash collections associated with the sale of agricultural equipment to dealers are dependent on the retail sale of the product by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. On a consolidated basis, inventories increased by approximately $4,500,000 since the end of 1996. The entire increase was related to the Verson division and was associated with the mix of press jobs currently in production compared to the mix of presses in process at the end of 1996. Down payments and progress payments are recorded as a reduction in inventory on jobs in process. Inventories at the Bush Hog and Coz divisions decreased since the end of 1996. Fixed asset additions during the first half of 1997 included the purchase of a 40,000 square foot facility for the Verson division. The facility will be used for expanded manufacturing capabilities. The facility also provides the opportunity to expand the Verson business into the manufacturing of other related equipment.

         Net borrowings under the Amended and Restated Credit Agreement increased by $26,800,000 since the end of 1996. These borrowings, along with internally generated cash, were used to finance working capital needs and fixed asset additions described above and the purchase of 422,000 treasury shares. Through the end of the first half of 1997, the Company has purchased approximately 1,225,000 shares of its common stock since the inception of the repurchase plan in 1996.

         As of June 30, 1997, the Company had cash balances of $1,168,000 and additional funds of $43,753,000 available under its Amended and Restated Credit Agreement of which $18,753,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U. S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company anticipates positive cash flow in the third quarter of 1997, principally from the collection of Bush Hog and Verson receivables. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operating and capital expenditures in the near future. During the first half of 1997, the Company has been in compliance with all provisions of loan agreements in effect.

         Subsequent to the end of the second quarter of 1997, the Company announced that the Board of Directors had authorized a three-for-two stock split and a 20% increase in the quarterly dividend. Reference is made to
Note 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding this announcement.

         Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements relating to the collection of amounts due under a note receivable, the collection of which was fully reserved for in 1995.

IMPACT FROM NOT YET EFFECTIVE RULES
-----------------------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share. This statement establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company anticipates that any earnings per share adjustment from the application of this statement will not be material to the current method of computing earnings per share.

         Also in February 1997, the FASB issued SFAS No. 129-Disclosure of Information about Capital Structure. This statement establishes disclosure requirements relating to an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130 -Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purpose is also required. Also in June 1997, the FASB issued SFAS 131 - Disclosures about Segments of an Enterprise and related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Comparative information for earlier years is also to be presented.

In relation to SFAS Nos. 129,130, and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

            On  May  28,  1997  the  Registrant   held  its  annual  meeting  of
shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission.
The following items were voted on by the Company's shareholders:

         The first item voted on was the election of three Directors. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The nominees received the following number of votes:

         Class A Directors - Term expires in 2000 - Mr. R.A. Drexler,
         ------------------------------------------------------------
         Mr. John W. Puth and Mr. Mitchell I. Quain
         -------------------------------------------
               For Mr. Drexler - 6,864,795; withheld from Mr. Drexler - 12,576. For Mr. Puth - 6,869,272; withheld from Mr. Puth - 8,099.
               For Mr. Quain - 6,869,280; withheld from Mr. Quain - 8,091

         The terms of the following directors continued after the meeting:

         Class B Directors - Terms expire in 1998
         ----------------------------------------
               Mr.Lloyd A.Drexler, Mr.John E. Jones and Mr.Stanley J. Goldring

         Class C  Directors - Terms expire in 1999
         -----------------------------------------
               Mr. William D. Fischer, Mr. Kenneth B. Light and Mr. S.S Sherman
       .
         Approximately 677,000 shares held by brokers and nominees were not voted in the election of directors.

         The second item voted on was a proposed adoption of the 1997 Incentive Stock Plan. The plan was adopted to replace the Company's 1990 Incentive Stock Plan and 1993 Directors Incentive

Stock Plan.  The proposition received the following number of votes:
         For - 4,487,937; Against - 1,747,681; Abstain - 79,843

         Approximately 1,356,000 shares held by brokers and nominees were not voted on the proposal to adopt the new plan.




Item 6.           Exhibit and Reports on Form 8-K
                  -------------------------------

(a)      Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ALLIED PRODUCTS CORPORATION
                               ---------------------------
                                         (REGISTRANT)




August 12,1997                 Kenneth B. Light
--------------                 ----------------
                               Kenneth B. Light,
                                Executive Vice President, Chief Financial &
                                 Administrative Officer; Director



August 12,1997                 Robert J. Fleck
--------------                 ---------------
                               Robert J. Fleck,
                                 Vice President - Accounting & Chief Accounting
                                  Officer

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT NO.                                DESCRIPTION OF EXHIBITS
-----------                                -----------------------
    10                                         1997 Incentive Stock Plan
    11                                         Computation of Earning per Share
    27                                         Financial Data Schedule