Form 10-Q
period 1997-09-30
ALLIED PRODUCTS CORP /DE/
filed 1997-11-12
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,989,296 common shares, $.01 par value, as of October 31, 1997.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION
                   ---------------------

                   ITEM 1. FINANCIAL STATEMENTS

                           INTRODUCTION

                           CONDENSED CONSOLIDATED BALANCE SHEETS-
                             September  30, 1997 and December 31, 1996

                           CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME Three
                             and Nine  Months  Ended  September  30, 1997 and
                                1996

                           CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS-
                             Nine Months Ended September 30, 1997 and 1996

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS


         PART II.  OTHER INFORMATION
                   -----------------

                    ITEM 1.  LEGAL PROCEEDINGS

                    ITEM 2.  NOT APPLICABLE

                    ITEM 3.  NOT APPLICABLE

                    ITEM 4.  NOT APPLICABLE

                    ITEM 5.  NOT APPLICABLE

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES
         ----------

         EXHIBIT  INDEX
         -------  -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1996 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       September 30,1997     December 31,1996
                                                       -----------------     ----------------

Current Assets:
  Cash and cash equivalents                            $         503,000     $        833,000
                                                       -----------------     ----------------
  Notes and accounts receivable, less allowances of
    $685,000 and $629,000, respectively                $      62,380,000     $     52,914,000
                                                       -----------------     ----------------
  Inventories:
     Raw materials                                     $       8,674,000     $      9,524,000
     Work in process                                          44,986,000           28,269,000
      Finished goods                                          15,209,000           18,997,000
                                                       -----------------     ----------------
                                                       $      68,869,000     $     56,790,000
                                                       -----------------     ----------------
  Deferred tax asset                                   $      14,532,000     $     14,532,000
                                                       -----------------     ----------------
  Prepaid expenses                                     $         175,000     $        191,000
                                                       -----------------     ----------------
               Total current assets                    $     146,459,000     $    125,260,000
                                                       -----------------     ----------------
 Plant and Equipment, at cost:
    Land                                               $       2,243,000     $      2,155,000
    Buildings and improvements                                38,879,000           37,196,000
    Machinery and equipment                                   56,103,000           50,083,000
                                                       -----------------     ----------------
                                                       $      97,225,000     $     89,434,000
   Less- Accumulated depreciation and amortization            52,777,000           51,048,000
                                                       -----------------     ----------------
                                                       $      44,448,000     $     38,386,000
                                                       -----------------     ----------------
 Other Assets:
    Notes receivable, due after one year,
       less allowances of $805,000
       and $7,165,000 , respectively                   $             -       $            -
    Deferred tax asset                                         5,282,000            5,282,000
    Deferred charges (goodwill), net of amortization           1,535,000            1,668,000
    Other                                                      1,293,000            1,353,000
                                                       -----------------     ----------------
                                                       $       8,110,000     $      8,303,000
                                                       -----------------     ----------------
                                                       $     199,017,000     $    171,949,000
                                                       =================     ================





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                           September 30, 1997    December 31,1996
                                                           ------------------    ----------------


Current Liabilities:
  Revolving credit agreement                               $       43,100,000    $     27,000,000
  Current portion of long-term debt                                   193,000             193,000
  Accounts payable                                                 20,797,000          16,692,000
  Accrued expenses                                                 29,017,000          30,575,000
                                                           ------------------    ----------------
                   Total current liabilities               $       93,107,000    $     74,460,000
                                                           ------------------    ----------------
Long-term debt, less current portion shown above           $          344,000    $        489,000
                                                           ------------------    ----------------
Other long-term liabilities                                $       11,511,000    $      3,547,000
                                                           ------------------    ----------------
Commitments and Contingencies
Shareholders'  Investment:
  Preferred stock:
   Undesignated-authorized 1,500,000 shares at
   September 30,1997 and December 31, 1996: none issued    $             -       $            -

  Common stock, par value $.01 per share;  authorized
    25,000,000 shares; issued 14,047,249 and
    9,364.844 shares at September 30,1997 and
    December 31, 1996,  respectively                                  140,000              94,000
  Additional paid-in capital                                       94,635,000          94,671,000
  Retained earnings                                                37,324,000          22,227,000
                                                           ------------------    ----------------
                                                           $      132,099,000    $    116,992,000
  Less: Treasury stock, at cost 2,018,122 and
    1,357,606 shares at September 30, 1997 and
    December 31, 1996, respectively                               (38,044,000)        (23,539,000)
                                                           ------------------    -----------------
         Total shareholders' equity                        $       94,055,000    $     93,453,000
                                                            -----------------    ----------------
                                                           $      199,017,000    $    171,949,000
                                                           ==================    ================






The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1997              1996
                                                   ------            ------
 Net sales                                    $  63,714,000     $  72,273,000
 Cost of products sold                           47,515,000        56,151,000
                                              -------------     -------------
         Gross profit                         $  16,199,000     $  16,122,000
                                              -------------     -------------
 Other costs and expenses:
     Selling and administrative expenses      $   9,217,000     $   8,293,000
     Interest expense                               847,000           374,000
     Other (income) expense, net                 (1,623,000)         (291,000)
                                              -------------     -------------
                                              $   8,441,000     $   8,376,000
                                              -------------     -------------
 Income before taxes                          $   7,758,000     $   7,746,000
 Provision for income taxes                       2,745,000         2,940,000
                                              -------------     -------------
 Net income                                   $   5,013,000     $   4,806,000
                                              =============     =============
 Earnings per common share:
   Primary                                    $         .40     $         .35
                                              =============     =============
   Fully diluted                              $         .40     $         .35
                                              =============     =============
 Weighted average shares outstanding:
   Primary                                       12,501,000        13,570,000
                                              =============     =============
   Fully diluted                                 12,515,000        13,570,000
                                              =============     =============
 Dividends per common share                   $         .04     $         .03
                                              =============     =============























The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                 Nine Months Ended September,
                                                 ----------------------------
                                                   1997               1996
                                                  ------             ------
 Net sales                                    $  213,497,000    $  216,714,000
 Cost of products sold                           160,064,000       165,890,000
                                              --------------    --------------
         Gross profit                         $   53,433,000    $   50,824,000
                                              --------------    --------------
 Other costs and expenses:
     Selling and administrative expenses      $   26,485,000    $   25,967,000
     Interest expense                              2,499,000         1,294,000
     Other (income) expense, net                  (1,082,000)         (458,000)
                                              --------------    --------------
                                              $   27,902,000    $   26,803,000
                                              --------------    --------------
 Income before taxes                          $   25,531,000    $   24,021,000
 Provision for income taxes                        9,141,000         8,555,000
                                              --------------    --------------
 Net income                                   $   16,390,000    $   15,466,000
                                              ==============    ==============
 Earnings per common share:
   Primary                                    $         1.32    $         1.13
                                               =============    ==============
   Fully diluted                              $         1.32    $         1.13
                                              ==============    ==============
 Weighted average shares outstanding:
   Primary                                        12,388,000        13,638,000
                                              ==============    ==============
   Fully diluted                                  12,435,000        13,638,000
                                              ==============    ==============
 Dividends per common share                   $          .11    $          .10
                                              ==============    ==============





















The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the nine months ended September 30,
                                                                  ---------------------------------------
                                                                          1997                   1996
                                                                         ------                 ------
Cash Flows from Operating Activities:
    Net income                                                    $     16,390,000       $     15,466,000
    Adjustments to reconcile net income to net cash used
      for operating activities:
       Gains on sales of operating and non-operating assets               (151,000)              (117,000)
       Depreciation and amortization                                     3,840,000              3,866,000
       Amortization of deferred charges                                    133,000                133,000
       Deferred income tax provision                                     8,065,000              7,609,000
       Changes in noncash assets and liabilities,
       net of noncash transactions:
          (Increase) in accounts receivable                             (9,572,000)            (9,412,000)
          (Increase) in inventories                                    (12,079,000)              (935,000)
          Decrease in prepaid expenses                                      16,000                  7,000
          Decrease in notes receivable, due after one year                     -                   33,000
          Increase (decrease) in accounts payable and
          accrued expenses                                               2,418,000             (2,948,000)
       Other, net                                                           65,000                315,000
                                                                  ----------------        ---------------
    Net cash provided from operating activities                   $      9,125,000        $    14,017,000
                                                                  ----------------        ---------------
Cash Flows from Investing Activities:
    Additions to plant and equipment                              $    (10,165,000)       $    (2,806,000)
    Proceeds from sales of plant and equipment                             414,000                123,000
                                                                  ----------------        ---------------
    Net cash used for investing activities                        $     (9,751,000)       $    (2,683,000)
                                                                  ----------------        ---------------
Cash Flows from Financing Activities:
    Borrowings under revolving credit agreement                   $     83,100,000        $    81,150,000
    Payments under revolving credit agreement                          (67,000,000)           (84,350,000)
    Payments of short and long-term debt                                  (145,000)              (560,000)
    Common stock issued                                                           -             1,501,000
    Purchase of treasury stock                                         (15,995,000)            (9,638,000)
    Dividends paid                                                        (811,000)              (911,000)
    Stock option transactions                                            1,147,000              1,044,000
                                                                  ----------------        ---------------
Net cash provided from (used for) financing activities            $        296,000        $   (11,764,000)
                                                                  ----------------        ---------------
Net decrease in cash and cash equivalents                         $       (330,000)       $      (430,000)
Cash and cash equivalents at beginning of year                             833,000                744,000
                                                                 -----------------        ---------------
Cash and cash equivalents at end of period                        $        503,000        $       314,000
                                                                 =================        ===============





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements


(1)   Accrued Expenses
      ----------------
            The Company's accrued expenses consist of the following:


                                               9/30/97               12/31/96
                                               -------               --------
      Salaries and wages                   $  6,786,000            $ 6,026,000
      Warranty                                7,446,000              9,559,000
      Self insurance accruals                 3,121,000              4,046,000
      Pensions, including retiree health      6,577,000              6,417,000
      Taxes, other than income taxes            464,000                811,000
      Environmental matters                   1,701,000              2,020,000
      Other                                   2,922,000              1,696,000
                                            -----------            -----------
                                            $29,017,000            $30,575,000
                                            ===========            ===========


(2)       Stock Split
          -----------
                  During the third quarter of 1997, the Company announced that the Board of Directors had authorized a three-for-two stock split to be effected by means of a dividend payable in shares of the Company's common stock, at the rate of one share for each two shares owned. The dividend was paid on September 5, 1997 to stockholders of record on August 15, 1997. In addition, on September 30, 1997 the Company paid a cash dividend of four cents ($.04) per share on its common stock to stockholders of record on August 15, 1997, including the shares to be issued as a result of the stock split. Earning per common share and weighted average shares outstanding have been adjusted for the periods presented to reflect the three-for-two stock split.

(3)      Treasury Stock
         --------------
                  The Company's Board of Directors in 1996 authorized the purchase of up to 2,250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Through the end of the nine months ended September 30, 1997, the Company has purchased approximately 1,960,000 shares (336,000 in the third quarter and 758,000 in the nine months ended September 30, 1997 ) of its common stock since the inception of the repurchase plan. Some treasury shares purchased have been reissued in satisfaction of stock options exercised. Treasury stock repurchased has been adjusted for the periods presented to reflect the three-for-two stock split, which occurred in the third quarter of 1997.

(4)      Contingent Liabilities
         ----------------------
                  The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

                  Reference is made to Note 9 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K as it relates to a note receivable taken in connection with the sale of the business and assets of the former Littell division. During the nine months ended September 30, 1997, the Company received payments of $2,195,000 ($1,695,000 in the third quarter of 1997) to be applied to this note. All litigation related to this disposition has now been settled and all amounts not expected to be collected have been written off at September 30, 1997.

                  At September 30, 1997, the Company was contingently liable for approximately $1,627,000 primarily relating to outstanding letters of credit.

(5)      Income Taxes
         ------------
                  The provision for income taxes in the nine months ended September 30, 1997 and 1996 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a further discussion related to income taxes.

(6)      Summary of Other (Income) Expense
         ---------------------------------
                  Other (income) expense for the three and nine month periods ended September 30, 1997 and 1996 consists of the following:

                                      For the three months ended        For the nine months ended
                                      --------------------------        -------------------------
                                         9/30/97         9/30/96           9/30/97        9/30/96
                                         -------         -------           -------        -------
Interest income                       $    (46,000)    $ (19,000)       $   ( 86,000)  $  (95,000)
Goodwill amortization                       44,000        45,000             133,000      133,000
Loan cost expenses                             -          65,000                -         218,000
Net (gain) loss on sales
   of operating and non-
   operating assets                         (8,000)      (68,000)           (151,000)    (117,000)
Litigation settlements/insurance
   provision                                81,000            -              638,000      (96,000)
Payment received on long-term
   notes receivable reserved for
   as uncollectible                     (1,695,000)     (376,000)         (2,195,000)    (534,000)
Other miscellaneous                          1,000        62,000             579,000       33,000
                                       -----------      ---------       ------------   ----------
                                      $ (1,623,000)    $(291,000)       $ (1,082,000)  $ (458,000)
                                      ============     ==========       ============   ==========




(7)      Subsequent Event
         ----------------
                  On October 15, 1997, the Company announced it had completed the sale of its Coz division to a wholly-owned subsidiary of PMC, Inc. of Sun Valley, California. The all cash proceeds of this sale were used to reduce borrowings under the Amended and Restated Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

         On August 26, 1997 the Company entered into an agreement with a subsidiary of PMC, Inc. of Sun Valley, California, pursuant to which the Company would sell for cash the business assets of its Coz division located in Northbridge, MA. The agreement was amended on September 9, 1997. The Coz division provided a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry. On October 14, 1997, the sale of the business was completed. The purchaser also assumed certain specified liabilities, including accounts payable, of the Coz division. As part of the Asset Purchase agreement, the Company agreed to enter into a non-competition agreement for a term of five (5) years. The agreement, as amended, provides that the purchase price is subject to adjustment for changes in the book value of the business between August 23, 1997 and October 14, 1997.

First Nine Months of 1997 Compared to First Nine Months of 1996
---------------------------------------------------------------

         Net sales for the nine months ended September 30, 1997 were $213,497,000 compared to net sales of $216,714,000 for the same nine month period of 1996. Income before taxes for the first nine months of 1997 was $25,531,000 compared to income before taxes of $24,021,000 reported in the first nine months of the prior year. Net income for the first nine months of 1997 was $16,390,000 ($1.32 per common share) based on 12,388,000 weighted average shares outstanding compared to net income of $15,466,000 ($1.13 per common share) based on 13,638,000 weighted average shares outstanding for the same nine month period of 1996. Earnings per share and weighted average shares outstanding have been adjusted to reflect the three-for-two stock split which occurred during the third quarter of 1997. The decrease in weighted average shares outstanding was the result of the Company's program to purchase its common stock.

         At the Bush Hog division, net sales increased by over 7% in the first nine months of 1997 compared to the first nine months of 1996. The majority of the increase was related to the rotary cutter and loader product lines as well as improved service parts sales. The increase in rotary cutter and loader sales was primarily associated with a slight increase in cattle prices. Cattle ranchers use the cutters and loaders for grazing pasture and feed lot maintenance, respectively. Prior to 1997, cattle prices decreased due to the liquidation of cattle herds. Cattle prices, which stabilized in the early part of the current year, have now increased slightly, leading to increased equipment purchases. The division also benefitted from the effect of new products, including turf and landscape equipment. Overall, the agricultural equipment industry has improved in the current year compared to 1996. The fall harvest is well underway and crop yields are good in most areas. Gross profits and gross profit margins have improved at the Bush Hog division in the first nine months of 1997 compared to the first nine months of 1996. The improvement in the gross profit margin was related to improved manufacturing efficiencies, increased facility utilization and the mix of products sold. Increased sales volume also attributed to improved gross profits during the first nine months of 1997.

         At the Verson division, net sales decreased by over 5% in the first nine months of 1997 compared to the same nine month period of the prior year. Revenue and profits are recognized on a percentage of completion basis for press production at this division. Production workers at the Verson division went on strike on June 23, 1997. Production continued on a limited basis through the use of supervisory employees. On July 22, 1997, the Company announced that it had reached an agreement with the members of the United Auto Workers' local and the production workers returned to work. The decrease in net sales reflects the mix of jobs in production. Gross profits have decreased in the first nine months of 1997 compared to the same nine month period of 1996. Gross profit margins have remained relatively constant. During the 1996 nine-month period, significant production continued on an order for three "A" presses for Chrysler. Production on this order was completed in early 1997. Current year production reflects a smaller portion of production against this order and a larger portion of production related to smaller presses with lower margins. Margin decreases were offset by the effects of lower warranty provisions related to the mix of sales (production) in the current year. Also impacting gross profits were increased overtime costs necessary to meet delivery schedules and costs associated with a program undertaken to identify improvements in the manufacturing process. These cost increases were offset in part by the recovery of a claim associated with prior periods.

         At the Company's former Coz division, net sales decreased by over 15% in the first nine months of 1997 compared to the first nine months of the prior year. Net sales decreased throughout all product lines and generally reflect the thermoplastic compounding industry in general. Sales were also impacted by the August announcement of the sale of this division. Gross profits and gross profit margins also decreased at the Coz division in the first nine months of 1997 compared to the same nine month period of the prior year. The majority of this decrease in gross profits was related to the effects of lower sales volume noted above. The decrease in gross profit margins was related to both decreased facility utilization in 1997 and pressures on margins related to increased competition.

         Selling and administrative expenses increased to $26,485,000 (12.4% of net sales) in the first nine months of 1997 from $25,967,000 (12.0% of net sales) in the first nine months of 1996. In general, the increase in these expenses related to normal cost increases (salaries, fringe benefits, travel, etc.) associated with the operations of the Company. These increases were partially offset by decreased commissions at the Bush Hog division where the commission rates structure have been changed resulting in a decrease in the current year. Administrative expenses also decreased at the

Bush Hog division where costs were incurred during 1996 in connection with a program to identify improvements in the manufacturing process. The program was completed in 1996 and no such costs were incurred at this division in 1997.

         Interest expense in the first nine months of 1997 was $2,499,000 compared to interest expense of $1,294,000 in the first nine months of the prior year. Increased borrowing needs were associated with the Verson division where the number of presses in process has increased and the division is awaiting final payment on presses currently being installed. The Company also purchased approximately $16,000,000 of treasury stock during the first nine months of 1997 as part of a program to purchase up to 2,250,000 shares of the Company's common stock. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first nine months of 1997 and 1996. It should be noted that "Litigation settlements/insurance provisions" in 1997 included income of $1,550,000 from the settlement of an environmental claim against a former owner of an idle facility, income of $2,195,000 from the recovery of a note receivable previously written off and additional expenses of approximately $2,100,000 related primarily to product liability claims of certain former divisions of the Company.

Third Quarter of 1997 Compared to Third Quarter of 1996
-------------------------------------------------------

         Net sales in the third quarter of 1997 were $63,714,000 compared to net sales of $72,273,000 reported in the third quarter of 1996. Income before taxes in the third quarter of 1997 was $7,758,000 compared to income before taxes of $7,746,000 in the third quarter of the prior year. Net income in the third quarter of 1997 was $5,013,000 ($.40 per common share based on 12,501,000 weighted average shares outstanding) compared to net income of $4,806,000 ($.35 per common share based on 13,570,000 weighted average shares outstanding) for the same quarter of 1996. Earnings per share and weighted average shares outstanding have been adjusted to reflect the three-for-two stock split which occurred during the third quarter of 1997.

         At the Bush Hog division, net sales increased by over 13% in the third quarter of 1997 compared to the third quarter of 1996. While all major product lines sales increased in the third quarter of 1997, the majority of the increase was related to the rotary cutter products, reflecting the improvements associated with the cattle industry previously discussed. The division also benefitted from the effects of new products, including turf and landscape equipment. Gross profits and gross profit margins improved at the Bush Hog division in the third quarter of 1997 compared to the third quarter of 1996. Approximately 60% of the improvement in gross profits was related to improved margins resulting from greater facility utilization and increased manufacturing efficiencies. The remainder of the improvement in gross profits was associated with increased sales volume in the current year's third quarter.

         At the Verson division, net sales decreased by 28% in the third quarter of 1997 compared to the same quarter of the prior year. This decrease reflects the mix of jobs in production. Gross profits decreased at the Verson division in the third quarter of 1997. Lower sales (production) as discussed above resulted in this decrease. Gross profit margins did improve in the current year's third quarter. This increase was associated with the mix of production and the recovery in the third quarter of 1997 of a claim associated with prior periods.

         At the Coz division, net sales decreased by over 25% in the third quarter of 1997 compared to the third quarter of 1996. As previously noted, the Company announced the sale of this division during the current year's third quarter. The industry in general has also been impacted by a slowdown. Gross profits and gross profit margins decreased at the Coz division in the third quarter of 1997. The majority of the decrease in gross profits reflect the lower sales volume as noted above. Margins were affected by decreased facility utilization and more competitive pricing.

         Selling and administrative expenses increased to $9,217,000 (14.5% of net sales) in the third quarter of 1997 from $8,293,000 (11.5% of net sales) in the third quarter of 1996. Selling expense increases at the Bush Hog division were associated with the expansion of the dealer network related to the turf and landscape products. Commission expenses also increased due to the increase in sales volume. Increased legal fees were incurred in the third quarter of 1997 due to the sale of the Coz division and expenses associated with the recovery of a claim related to prior periods at the Verson division.

         Interest expense in the third quarter of 1997 increased to $847,000 compared to interest expenses of $374,000 reported in the third quarter of 1996. The majority of the increase was related to the Company's purchase of treasury stock since the end of the third quarter of 1996. Increased working capital needs at the Verson division (increased number of press in process and final payments due on installed presses) have also resulted in increased borrowings in the third quarter of 1997 under the Amended and Restated Credit Agreement.

         Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the third quarter of 1997 and 1996.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Working capital at September 30, 1997 was $53,352,000 (current ratio of
1.57 to 1.0) compared to working capital of $50,800,000 (current ratio of 1.68 to 1.0) at December 31, 1996. Net receivables have increased by $9,466,000 since the end of 1996. Approximately half of the increase was related to the Bush Hog division where cash collections associated with the sale of agricultural equipment to dealers are dependent on the retail sale of the product by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. The remainder of the increase in net receivables was related to the Verson division. Press installations in 1997 have been delayed resulting in the delayed collection of the final amounts due for these presses. As the installation backlog decreases, receivables will also decrease. On a consolidated basis, inventories increased by approximately $12,000,000. The entire increase was related to the Verson division and was associated with several factors including manufacturing/delivery delays attributable to a four-week strike (as discussed above) and the mix of press jobs then in production compared to the mix of presses in process at the end of 1996. Fixed asset additions in the first nine months of 1997 ($10,165,000) include the purchase of a 40,000 square foot facility for the Verson division which will be used for expanded manufacturing capabilities and provides for the opportunity to expand the Verson business into the manufacturing of other related equipment. The increase in accounts payable relates to increased production at both the Bush Hog and Verson operations during 1997.

         Net borrowings under the Amended and Restated Credit Agreement increased by $16,100,000 since the end of 1996. These borrowings, along with internally generated cash, were used to finance working capital needs and fixed asset additions described above and the purchase of 758,000 treasury shares during the first nine months of 1997. Through the end of the third quarter of 1997, the Company has purchased approximately 1,960,000 shares of its common stock since the inception of the plan in 1996 to repurchase up to 2,250,000 shares of its common stock.

         As of September 30, 1997, the Company had cash balances of $503,000 and additional funds of $54,453,000 available under its Amended and Restated Credit Agreement of which $29,453,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U.S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operating and capital expenditures in the near future. During the first nine months of 1997, the Company has been in compliance with all provisions of loan agreements in effect. Proceeds received subseequent to the end of the third quarter of 1997 related to the previously discussed sale of Coz division were used to reduce borrowings under the Amended and Restated Credit Agreement.

         During the third quarter of 1997, the Company's Board of Directors authorized a three-for-two stock split for stockholders of record on August 15, 1997 and a four cent ($.04) per share quarterly dividend (which is a 20% increase over the prior quarter dividend).

         Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements relating to the collection of amounts due under a note receivable, the collection of which was fully reserved for in 1995.

         Subsequent to the end of the third quarter of 1997, the Company announced a dividend of $.04 per share on its Common Stock which will be paid on December 30, 1997 to stockholders of record on December 12, 1997.

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

         Also in February 1997, the FASB issued SFAS No. 129-Disclosure of Information about Capital Structure. This statement establishes disclosure requirements relating to an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130-Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purpose is also required. Also in June 1997, the FASB issued SFAS 131 Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.
Comparative information for earlier years is also to be presented.

         In relation to SFAS Nos. 129, 130, and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.

                                            PART II - OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  Reference  is made to Part I, Item  3-Legal  Proceedings-  and
         Note 10 of Notes to Consolidated Financial Statements in the Company's latest annual report on Form 10-K with respect to the Company's involvement in legal proceedings as a defending party. There are no new significant cases to report and there have been no significant changes in the previously reported proceedings.

Item 6.           Exhibit and Reports on Form 8-K
                  -------------------------------

(a)      Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ALLIED PRODUCTS CORPORATION
                                     ---------------------------
                                            (REGISTRANT)




November 10,1997                     Kenneth B. Light
----------------                     ----------------
                                     Kenneth B. Light,
                                      Executive Vice President, Chief Financial
                                      & Administrative Officer; Director




November 10,1997                     Robert J. Fleck
----------------                     ---------------
                                     Robert J. Fleck,
                                       Vice President - Accounting &
                                       Chief Accounting Officer

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT NO.                                  DESCRIPTION OF EXHIBITS
-----------                                  -----------------------

    11                                        Computation of Earning per Share

    27                                        Financial Data Schedule