Form 10-K
period 1997-12-31
ALLIED PRODUCTS CORP /DE/
filed 1998-03-27
CIK 3941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM      TO
                          Commission file number 1-5530

                           Allied Products Corporation

             (Exact name of Registrant as specified in its charter)


             Delaware                                       38-0292230
             --------                                       ----------
        (State or other jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization                    Identification No.

     10 South Riverside Plaza, Chicago, Illinois              60606
     -------------------------------------------              -----
          (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code (312) 454-1020

           Securities registered pursuant to Section12(b) of the Act:


         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
    Common Stock-$.01 par value                  New York and Pacific


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

                                    Yes X      No

As of February 27, 1998, 10,150,152 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $232,819,111. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 20, 1998 and Annual Report to security holders for the year ended December 31, 1997 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 37.



                                     PART I

ITEM 1.   BUSINESS

         Allied Products Corporation (Company) was organized under Delaware law in 1967 as the successor to a Michigan corporation which was formed in 1928. Its principal executive offices are at 10 South Riverside Plaza, Chicago, Illinois 60606 and its telephone number is (312) 454-1020.

         The Company's operations involve a single industry segment, the manufacturing and sale of agricultural and industrial machinery, in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 14-Financial Reporting for Segments of a Business Enterprise.

         The operations of the Company were realigned into one business segment in 1993 reflecting the sale or closure of several operating divisions. This restructuring of the Company, which began in 1991, was completed in 1994 with the sale of the Cooper division.

         Approximately 6%, 16% and 11% of the Company's net sales in 1997, 1996 and 1995, respectively, were exported principally to Canada and Mexico.

PRODUCT LINES
Implements and Machinery



 Products. The Bush Hog division offers a comprehensive line of implements and machinery used by farmers, ranchers, large estate owners, commercial turf mowing and landscape contractors, golf courses and municipalities. Implements and machinery sold by Bush Hog include rotary cutters, tractor mounted loaders, hay mowers, tillers, cultivators, back hoes, Zero-Turn mowers, landscape tools, and turf and golf course mowing equipment.

         Bush Hog(R) rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. The use season for rotary cutters extends from early spring to late fall, and even longer in warmer climates. Bush Hog has a major market share (approximately 38%) of rotary cutters sold in North America.

         Front end loaders are used by farmers and ranchers for material handling. Cultivators are used for weed control after crops have been planted.

         Implements tend to have a shorter life than tractors and other self-propelled machines, and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Sales of replacement parts accounted for almost one sixth of Bush Hog's total revenue in 1997.

         In order to maintain and expand its market position, Bush Hog continually updates and improves its product offerings. This is done through a combination of internal development and external acquisition of technology.


         Bush Hog introduced several new product models which contributed to its record sales in 1997. Products of major significance were a series of five, six, seven, and eight-foot agricultural rotary cutters which received wide spread customer acceptance. In addition to the introduction of new agricultural products, Bush Hog also introduced a revolutionary new mulching mower to the golf industry for golf course rough maintenance. Early acceptance of this new mower exceeded the Company's expectations. A network of thirty turf distributors has been established to market this new mower and other turf care products. Plans for 1998 include the addition of an eight-foot mulching mower and other products targeted specifically to the golf course and turf care industry.

         Bush Hog is planning to introduce its own line of Zero-Turn mowers to replace a line of this product which was previously outsourced. A pilot run is expected to be released by midyear with full production by early 1999. Zero-Turn mowers are used by commercial mowing contractors and homeowners with large acreage to maintain.

 Marketing. Bush Hog markets its products, except for commercial turf and golf course mowing equipment, through 58 commissioned manufacturer's representatives operating as independent contractors within defined territories. The manufacturer's representatives call on dealers located within their territories which have been approved to carry the Bush Hog(R) line. In all, there are approximately 2,650 Bush Hog(R) dealers. In general, the dealers are independent, local businessmen who have an established local clientele developed over the years and represent more than 35% of the total farm equipment dealerships in the United States and Canada. The Bush Hog(R) brand name is particularly strong in the southeastern and southwestern states. Bush Hog has also contracted with independent distributors to market commercial turf and golf course mowing equipment within defined territories.

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

         Economic conditions in the U.S. farm sector remained positive in 1997 although commodity prices retreated from the record or near record highs of 1996. As a result, 1997 net farm income declined to $45.9 billion from the record high of $52.2 billion in 1996. Although net farm income declined, farmer's balance sheet equity improved in 1997 as land values continued to increase.

         Although commodity prices and net farm income declined in 1997, it was encouraging that the price of stocker cattle improved dramatically which allowed the cow/calf operator, Bush Hog's largest customer, to return to profitability. Herd liquidation continued in 1997 and will probably continue at a declining rate through the first quarter of 1998. Stocker prices are expected to remain strong and even strengthen in 1998 as the cattle sector moves from liquidation to the herd rebuilding phase. Traditionally, herd rebuilding results in tighter supply of cattle and increased profits for the cow/calf producer.

         The U.S. grain and commodity situation continues to be favorable although pricing levels in 1998 will be below the 1996 record levels. Favorable conditions are expected to continue through 2001 with normal adjustments resulting from weather and other factors.

         While the overall farm sector situation remains relatively strong and financially sound, 1998 prices for commodities and finished livestock are expected to be weaker than anticipated due to the deepening of the Asian financial crisis which is expected to depress agricultural exports in 1998. The Asian situation is not expected to negatively impact stocker cattle prices nor profitability of the cow/calf producer.

Industrial Products And Equipment



 Products. The Verson division manufactures a broad line of both medium and large technologically advanced mechanical and hydraulic metal forming presses. These products are used in the manufacture of components for the automotive, appliance, office equipment, farm equipment, ordnance, aerospace and general metal working industries. A transfer press is a specialized mechanical press that combines a series of operations by transferring a work piece from one station to another inside of a single press. Each station in the press has a separate die that is individually adjustable. This process allows all operations, from initial draw to finished product, to take place in one press, resulting in increased output and reduced labor expense. Prices vary by type and size. Size categories for transfer presses range from "A" (largest) to "D" (smallest). An "A" transfer press is generally 13 to 15 feet wide, 80 to 90 feet long and stands four stories tall. By comparison, a "B" transfer press is approximately 10 feet wide, 60 feet long and four stories tall. The difference between these machines is the component part size they stamp. Investment in a large transfer press can range from $15-$35 million.

         Approximately 10-15% of Verson's revenue was generated by customer special services. Items included in the special services area are: repair parts, complete remanufacturing of used presses, contract machining and manufacturing, die consultation and training. In addition to the fabrication and machining of components, Verson provides complete tooling and engineering services necessary for turnkey systems.

         Complimenting the manufacturing of presses by Verson, a new division of Allied Products, Precision Press Industries (PPI), began operation in November 1997. PPI is engaged in the fabrication of large components weighing up to 240,000 pounds and is located in a 40,000 square foot facility in Hobart, Indiana. PPI uses the most sophisticated welding machinery and processes available. Supplier agreements, production scheduling and control methods enable PPI to work in a just-in-time format. Extensive employee training and ongoing process documentation activities are intended to provide that PPI operates in accordance with ISO9000 guidelines. The division currently does work exclusively for the Verson division, but retains the capability to perform custom fabrication work for third party customers.

 Marketing. Verson's Marketing Group is headed by a Director of Marketing and Sales, with responsibility for all Verson products and services. Verson sells and promotes its products by using a direct sales force that concentrates in strategically significant markets and contract representatives which focus on lower volume potential markets.

         Verson's major customers are the U.S. automobile manufacturers (both U.S. and foreign owned) and first and second tier automotive parts producing companies, which, on average, account for the largest part of Verson's annual revenue. The other major market served by Verson is the appliance industry where the division's customers include all major brand names.

         Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981, a cross bar feed in 1992 which significantly improves production, and most recently, a Dynamic Orientation(TM) system which further improves production and saves space.

 Competition. There are only a few companies in the entire world that supply large transfer press systems similar to those provided by Verson. Verson is now the only American owned company competing in this upper end segment. Principal competition comes from German and Japanese manufacturers. Press manufacturers compete on the basis of technology, capability, reliability and price. The barriers to entry for new competitors are high due to the large capital expenditures required.

 Industry. Domestic automobile manufacturers are seeking to become more cost-effective by requiring quality parts, implementing just-in-time concepts, obtaining price reductions from suppliers, redesigning cost out of automobiles, and restructuring and automating their manufacturing processes.

         Demand from the appliance industry remains strong as the major manufacturers seek to increase capacity, reduce costs and gear up to produce water conserving clothes washers.
         The Verson division is in a strong position to capitalize on major retooling and modernization programs as they come on stream. The second wave of this demand is being felt now as the major suppliers to the automakers convert to new technology. In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division completed a 40,000 square foot expansion of its assembly facilities in 1995. The division is currently in the process of further expanding its assembly facility by approximately 117,000 square feet. The expansion is scheduled to be completed by the end of 1998. These additions have and will significantly expand the division's capacity for manufacturing large transfer presses.

Thermoplastic Resins



 Products and Services. On October 14, 1997, the Company sold its Coz division. Coz provided a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry.

Sales Backlog


         Sales backlog as of December 31, 1997 was $204,988,000 compared to $142,304,000 at December 31, 1996. Over 65% of the backlog orders are expected to be filled prior to the end of 1998.

Employees

         Allied Products currently employs approximately 1,500 individuals. Approximately 30% of Allied Products' employees are represented by a union.

Raw Materials and Sources of Supply

         The principal raw materials used by the Bush Hog, Verson and PPI operations include steel and other metals and purchased components. During 1997, the materials needed by Allied Products generally were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

Patents, Trademarks and Licenses

         Allied Products owns the federally registered trademarks "Bush Hog," which is used on its agricultural, landscape, and turf and golf course equipment, "Verson," which is used on its metal forming presses, and "ETF," which is used on the electronically controlled transfer feeds manufactured by the Verson division. Allied Products has also filed an application for registration of the name "MultiMode," which is also used on electronically controlled transfer feeds, with the United States Patent and Trademark Office. Allied Products considers each of the above registered trademarks and the "MultiMode" trade name to be material to its business. While Allied Products believes that the other trademarks used by each of its operations are important, none of the patents, licenses, franchises or such other trademarks are considered material to the operation of its business.

Major Customers

      Net sales to the three major U.S. automobile manufacturers accounted for approximately 31% of total consolidated sales in 1997. Approximately 39% and
29% of Allied Products' consolidated net sales in 1996 and 1995, respectively, were derived from sales to the major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

Seasonality

         Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not affected by seasonality.

Environmental Factors

         Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

Forward-looking Statements

         Some of the information contained in the above discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible" and similar expressions. Actual results may vary. Reference is made to the "Safe Harbor Statement" contained under Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Company

         The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of February 28, 1998.


              Name                    Position with Allied Products          Age
              ----                    -----------------------------          ---

Richard A. Drexler......... Chairman, President and Chief Executive Officer  50
Bobby M.Middlebrooks........Senior Vice President                            62
Robert J. Fleck.............Vice President-Accounting, Chief Accounting and
                                      Administrative Officer                 50
Richard W. Metzger......... Vice President                                   43
Mark C. Standefer...........Vice President, General Counsel and Secretary    43

         No family relationships exist among the executive officers, however, Mr. Richard A. Drexler is the son of Lloyd A. Drexler, a director of the Company. During 1997, Messrs. Kenneth B. Light, Martin A. German, Patrick J. Riley and David B. Corwine retired as Executive Officers of the Company.

         Each executive officer, except Mr. Metzger, has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

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

         Mr. Fleck has been Vice President-Accounting since 1985, Chief Accounting Officer since 1986 and Chief Administrative Officer since 1997. From 1983 to 1985 he was Staff Vice President-Accounting and prior to that he served as Corporate Controller and in various other accounting positions for Allied Products. Prior to joining Allied Products in 1974, he was an internal auditor with Marquette Cement Company, a national cement manufacturing company.

         Mr. Metzger was elected Vice President of Allied Products Corporation in 1997 and has been President of the Verson division since 1996. Prior to that, he was Vice President-Operations in 1996, Vice President-Marketing & Sales from 1994 to 1996 and Director of Marketing & Sales of the Verson division from 1990 to 1994. Prior to joining the Verson division in 1990, he was responsible for Domestic and International Development for Ferranti Sceaky, Inc., an aerospace machinery supplier.

         Mr. Standefer was elected Vice President, General Counsel and Secretary in 1997. From 1995 to 1997 he was Staff Vice President, Assistant General Counsel and Assistant Secretary, and from 1986 to 1995 Assistant General Counsel and Assistant Secretary. Mr. Standefer joined Allied Products in 1984 as Staff Attorney. Prior to joining Allied Products, he was Staff Attorney for Sun Electric Corporation.

ITEM 2.  PROPERTIES



         Allied Products owns four manufacturing facilities in three states for the production of its various products and maintains warehouse facilities in various locations throughout the United States and Canada.

         Management is of the opinion that all facilities are of sound construction, in good operating condition and are adequately equipped for carrying on the business of the Company.

         Operations at the Bush Hog division are conducted in Selma, Alabama in two owned facilities containing approximately 700,000 square feet in total. The division also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations at the Verson division (including PPI) are conducted in Chicago, Illinois and Hobart, Indiana in owned facilities containing approximately 440,000 square feet. The Company is in the process of expanding its Chicago facility by approximately 117,000 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS



The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange, as adjusted for the three-for-two stock split effected on August 15, 1997, is as follows:




------------------------------------------------------------------------------
                      Beginning    End of    1997
            1997       of Year      Year     Qtr      High     Low    Dividend
-------------------------------------------------------------------------------

Common                $1913/16      $24       1     $2113/16   $181/2   $.0333
------------------------------------------------------------------------------
                                              2      235/16     189/16   .0333
-------------------------------------------------------------------------------
                                              3      26         213/16   .0400
-------------------------------------------------------------------------------
                                              4      27         231/4    .0400
================================================================================

                      Beginning    End of    1996
            1996       of Year      Year     Qtr      High     Low    Dividend
--------------------------------------------------------------------------------
Common                $16           $1913/16  1     $163/16    $133/4   $.0333
--------------------------------------------------------------------------------
                                              2      20 3/4     1413/16  .0333
--------------------------------------------------------------------------------
                                              3      1815/16    163/16   .0333
--------------------------------------------------------------------------------
                                              4      201/4      1513/16  .0333
--------------------------------------------------------------------------------

         As of February 28, 1998, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,200.

         The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.0167 per share to $.0333 per share. During the third quarter of 1997, the Company increased its quarterly dividend to $.04 per share.

ITEM 6.  SELECTED FINANCIAL DATA


                                               1997               1996              1995                1994                1993
                                               ----               ----              ----                ----                ----
Net sales from continuing  operations...  $270,562,000       $274,414,000       $260,861,000        $215,529,000        $217,988,000

Income from continuing operations.......  $ 19,971,000       $ 19,004,000       $ 33,989,000        $ 19,687,000        $  5,951,000

Earnings per common share (basic) from
  continuing operations (A)(B)..........     $1.65               $1.41              $2.39               $1.31                $.29

Total assets.........................     $199,783,000       $171,949,000       $166,743,000        $150,555,000        $192,040,000

Long-term debt (including
   capitalized leases and redeemable
   preferred stock)..................     $    670,000        $    489,000      $     315,000       $ 12,130,000        $ 23,522,000
Cash dividend declared per common
  share (A)..................                $.147               $.133              $.05                $-                   $-



-----------

(A) Restated prior to 1997 to reflect the effect of a three-for-two stock split in 1997.

(B) Restated prior to 1997 to reflect the effect of adopting SFAS 128-Earnings per Share - in 1997.

                   The accompanying Notes to Consolidate Financial Statements are an integral part of this summary.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OPERATING RESULTS

         Reference is made to Note 3 of Notes to Consolidated Financial Statements regarding the sale of the Coz division in the last quarter of 1997.

1997 Compared to 1996

         The Company's net sales in 1997 were $270,562,000 compared to net sales of $274,414,000 in 1996. The decrease in consolidated net sales in 1997 was associated with the effects of the sale of the Coz division as noted above. Net sales of the Coz division for 1997 were $11,000,000 less than net sales of the prior year. Income before taxes in 1997 was $31,489,000 compared to income before taxes of $29,708,000 for the prior year. Net income in 1997 was $19,971,000 ($1.65 per common share) compared to net income of $19,004,000 ($1.41 per common share) in 1996. Earnings per common share and weighted average shares outstanding for 1996 have been adjusted to reflect the effects of a three-for-two stock split which occurred during the third quarter of 1997. These amounts have also been restated for 1996 to reflect the provisions of Statement of Financial Accounting Standards (SFAS) No. 128-Earnings per Share. The impact of this restatement on previously issued earnings per share computations was not considered significant.

         Net sales at the Bush Hog division increased to a record level by over 10% in 1997 compared to net sales of 1996. The majority of the increase was associated with the cutter and loader product lines. Sales increases in the cutter and loader product lines were associated with the upturn in cow/calf prices in the spring of 1997. Cattle ranchers use the cutters and loaders for grazing pasture and feed lot maintenance, respectively. Cutter sales were also favorably affected by new/redesigned products introduced in prior years aimed at the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Service parts sales also increased in 1997, but at a lesser rate. Gross profits and gross profit margins increased at the Bush Hog division in 1997 compared to the prior year. Approximately half of the increase in the gross profit was associated with the increased sales volume discussed above. The improved gross profit margin was related to continued improvements in the manufacturing process resulting in greater direct labor efficiencies and better control of overhead costs. The division also benefitted from increased facility utilization during 1997.

         At the Verson division, net sales decreased 3% in 1997 compared to net sales of 1996. The entire decrease was related to press production and associated with the mix of jobs in production. Revenue and profits are recognized on a percentage of completion basis for press production at this division. During the first quarter of 1997, production was completed on the last press of an order for three "A" size transfer presses for Chrysler. The first two presses related to this order were produced and shipped in 1996. Production in 1997 reflects a smaller portion of production against this order and a larger portion of production related to smaller presses with lower margins. Production was also affected in 1997 by a four week strike in the middle of the year. Production continued on a limited basis through the use of supervisory employees. Gross profits and gross profit margins decreased at the Verson division in 1997 compared to 1996. The decrease in gross profits and gross profit margins was primarily associated with decreased facility utilization in 1997. Production hours decreased by 14% in the current year due to the effects of the impact of outsourced production, a four week strike and the mix of products manufactured as noted above. Also impacting gross profits and margins were increased overtime costs necessary to meet delivery schedules following the strike and costs associated with a program undertaken to identify improvements in the manufacturing process. These cost increases were offset in part by the recovery of a claim associated with prior periods and lower warranty costs.

         Sales, gross profits and gross profit margins at the former Coz division decreased in 1997 compared to the prior year. The division was sold for cash in the early part of the fourth quarter of 1997.

         Selling and administrative expenses were $34,124,000 (12.6% of net sales) in 1997 compared to $33,400,000 (12.2% of net sales) in 1996. Selling expenses increased slightly (less than 1%) in the current year. Decreases related to lower commissions at the Bush Hog division (where the commission rate was changed in 1997) were offset by costs incurred at the Verson division for a new international marketing effort, also in 1997. Increases in administrative costs included the effects of small staffing increases at the manufacturing operations and normal cost increases (salaries, fringe benefits, etc.) associated with the operations of the Company.

         Interest expense in 1997 increased to $3,306,000 from $1,557,000 in the prior year. Increased borrowing needs were associated with the Verson division where the number of presses in process has increased and the division is awaiting final payment on presses currently being installed. The Company also purchased over $21,500,000 of treasury stock during 1997 as a part of a program to purchase up to 2,250,000 shares of the Company's common stock.
         Other income was $3,111,000 in 1997 compared to other expense of $631,000 in 1996. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1997 and 1996.

         Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provisions for income taxes in 1997 and 1996.

1996 Compared to 1995

         Net sales in 1996 were $274,414,000 compared to net sales of $260,861,000 for 1995. Income before taxes in 1996 was $29,708,000 compared to income before taxes of $18,330,000 for the prior year. Net income in 1996 was $19,004,000 compared to net income of $33,989,000 reported in 1995. During 1995, the Company evaluated its net operating loss carryforwards and other deferred tax assets in relation to its earnings history over the prior few years and the projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset ($27,361,000) which represented a reversal of the valuation allowance associated with the net deferred tax asset. The credit to income taxes was reduced by $10,713,000 representing the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards. The net effect of these two items resulted in a credit to income taxes of $16,648,000 in 1995.

         Net sales at the Bush Hog division decreased by less than 2% in 1996 compared to 1995. On an overall basis, no single product line was responsible for any significant increase or decrease in sales comparing 1996 to 1995. Decreases were primarily related to disc mowers and loaders. These products, as well as certain models of rotary cutters, were adversely impacted by the continued effects of the widespread liquidation of cattle herds resulting in lower cattle prices. Cattle ranchers use the cutters and loaders for grazing pasture and feed lot maintenance, respectively. Peanut combine sales also decreased in 1996. Subsequent to the end of 1996, the division announced that it would no longer manufacture peanut combines. These decreases were partially offset by the effect of increased overall rotary cutter sales and the full year impact of new products introduced in the last half of 1995. New products were primarily related to the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Gross profits and gross profit margins improved in 1996 compared to 1995. The majority of these increases were related to improved direct labor efficiencies and management of overhead costs. A program was initiated in the last half of 1995 and completed at the end of the first half of 1996 to help recognize areas and means of improvement in the manufacturing process. Management believes that further implementation of these changes should result in additional savings in the future.

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

         At the Company's former Coz division, net sales in 1996 decreased by 2% over net sales of the prior year. Sales by product line indicated no significant changes between the two years. Gross profits and gross profit margins decreased in 1996. The decrease reflected the effects of increased material costs which were not being passed on to customers in order to remain competitive with other manufacturers. The division was selling older inventory stock, which was no longer in demand, at prices that generated less than normal margins. The majority of this inventory was eventually sold.

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

FINANCIAL CONDITION
1997

         Working capital at December 31, 1997 was $51,492,000 and the current ratio was 1.54 to 1.0. Net accounts receivables increased by $1,815,000 in 1997. At the Bush Hog division, net receivables increased by approximately $7,000,000 in 1997. Net sales levels increased to record levels in 1997, including an increase in net sales of over 20% in the fourth quarter, resulting in increased receivable levels at the end of 1997. At the Verson division, net receivables decreased slightly in 1997. The above noted increase in consolidated net receivables was partially offset by the effects of the sale of the Coz division in the early part of the fourth quarter of 1997. On a consolidated basis, net inventories increased by $21,912,000 in 1997. Inventories at the Bush Hog division decreased slightly in 1997. At the Verson division, inventories increased by over $28,000,000 from year end 1996 levels. While the level of accumulated costs of presses in process has decreased at the end of 1997, the level of customer deposits and progress payments has decreased by a greater amount (over $36,000,000) at the end of 1997, resulting in a net increase in the work in process inventory level. The above noted increase was partially offset by the effects of the sale of the Coz division as noted above.

         Fixed asset additions ($15,334,000) included the purchase of a 40,000 square foot facility for the PPI division (for manufacturing capabilities and the opportunity to expand the Verson business with the manufacturing of other related equipment), the upgrade of the Verson engineering area and new machinery and equipment at the Bush Hog and Verson operations (to reduce manufacturing costs and improve product quality). During the fourth quarter of 1997, the Company announced a $28,000,000 capital expansion project as a part of a three-year program to increase production capacity at the Verson division. This phase of the project will more than double the size of Verson's assembly facility and will increase the division's capacity by approximately 35%. This phase of the expansion is scheduled to be completed by the end of 1998. Funds to finance these additions include current operating cash flow and borrowings under the Amended and Restated Credit Agreement. Other than the sale of the Coz division (cash proceeds in excess of $14,700,000), there were no major asset dispositions in 1997.

         The changes in the deferred tax assets (classified as both current and other assets) were associated with changes in timing differences between book and tax income. The continued earnings history of the Company and prospects for future earnings makes it more likely than not that the Company will utilize the benefits arising from the deferred tax assets noted above. See Note 4 of Notes to Consolidated Financial Statements.

         Net borrowings under the Amended and Restated Credit Agreement increased by $23,400,000 since the end of 1996. These borrowings, along with the proceeds from the sale of the Coz division and internally generated cash, were used to finance working capital needs and fixed asset additions described above and the purchase of approximately 975,000 treasury shares during 1997. Through the end of 1997, the Company has purchased approximately 2,182,000 shares of its common stock since the inception of the plan in 1996 to repurchase up to 2,250,000 shares of the common stock. Some treasury shares purchased have been reissued upon the exercise of stock options.

         During the third quarter of 1997, the Company's Board of Directors authorized a three-for-two stock split for stockholders of record on August 15, 1997. The Board also authorized a dividend increase of 20% over the second quarter's dividend.

1996

         Working capital at December 31, 1996 was $50,800,000 and the current ratio was 1.68 to 1.0. Net accounts receivables increased by $8,621,000 in 1996. The entire increase was associated with the Verson division, of which $6,000,000 cash was in transit at the end of 1996. The remaining portion of the increase was related to two "A" presses which were shipped to Chrysler facilities for installation. Under the terms of the agreement with Chrysler, a portion of the amounts due are held back until installation and die tryout of each press is complete. Receivables at the Bush Hog division decreased in 1996. Strong retail activity and cash collections occurred in the last quarter of 1996 resulting in this decrease in receivables. Additional decreases were associated with the collection of amounts due on the sale of an idle facility at the end of 1995. Inventory levels increased by $4,384,000 at the end of 1996 compared to the end of the prior year. This increase was also related to the Verson division. While the level of accumulated costs of presses in process decreased at the end of 1996 (primarily due to the shipment of two "A" presses noted above), the level of customer deposits and progress payments has decreased by a greater amount at the end of 1996, resulting in a net increase in the work in process inventory level. Inventory levels at the Bush Hog division decreased due primarily to improved inventory management in 1996. Coz division inventory levels also decreased in 1996. The division successfully increased its efforts to eliminate excess raw material levels and better manage production quantities.

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

         During the first quarter of 1996, the Company increased the quarterly dividend from $.0167 per share to $.0333 per share effective with the first quarter dividend of 1996 paid at the end of that quarter. Quarterly dividend rates remained at this level for the remainder of 1996.

         During 1996, the Company issued 317,250 new common shares to certain officers of the Company upon exercise of stock options. The Company repurchased these shares from the officers for treasury stock purposes. The Company's Board of Directors authorized the purchase of up to 2,250,000 shares of the Company's common stock from time to time on the open market, subject to prevailing market conditions. Of this amount, approximately 1,200,000 shares were purchased through the end of 1996. Funds to finance these treasury share purchases included current operating cash flow and borrowings under loan agreements in effect. Some treasury shares purchased have been reissued upon the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of 1997, the Company's sales backlog was approximately $205,000,000. The majority of this amount is related to the Verson division and is represented by orders for new presses. Production against these orders extends out to the early part of 2000. Accumulated production costs of these orders are not invoiced until shipment of the related press. During 1997, the number of orders for new presses accompanied by significant deposits and/or progress payments decreased. As a result, cash requirements for press production have become more dependent upon internally generated cash and borrowings under the Amended and Restated Credit Agreement.

         At the Bush Hog division, cash collections associated with machine sales generally are dependent upon the retail sale of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the agricultural equipment industry. Net farm cash income decreased in 1997 as crop prices were lower. During 1997, cow/calf prices increased significantly as the liquidation of cattle herds decreased during the year. It is anticipated that net farm income and commodity prices during 1998 will not change significantly from 1997 levels.

         During 1995, the Company reversed its previous valuation allowance associated with certain net operating loss carryforwards, tax credits and timing differences. In 1997 and future years, the Company has and will be recording a tax provision based principally upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as the Company continues to utilize its substantial tax loss carryforwards for tax reporting purposes.

         Reference is made to Note 10 of Notes to Consolidated Financial Statements for a current discussion on outstanding environmental and legal issues and other contingent liabilities.

         At the end of 1997, the Company entered into an amendment to the Amended and Restated Credit Agreement. Reference is made to Note 5 of Notes to Consolidated Financial Statements for a description of the major terms of this amended agreement.

         As of December 31, 1997, the Company had cash and cash equivalents of $609,000 and additional funds of $72,153,000 available under its Amended and Restated Credit agreement of which $47,153,000 is available for general corporate and operating purposes (including costs incurred by the Verson division in connection with new press orders from the major U. S. automotive manufacturers) and an additional $25,000,000 which is available for new Verson business as noted above. The Company believes that its expected operating cash flow and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During 1997, the Company has been in compliance with all provisions of loan agreements in effect.

IMPACT FROM NOT YET EFFECTIVE RULES

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130-Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purpose is also required. Also in June 1997, the FASB issued SFAS 131-Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Comparative information for earlier years is also to be presented. In relation to SFAS Nos. 130 and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.

YEAR 2000 COMPLIANCE

         The Company has reviewed the Year 2000 Compliance issue in relation to its operations including relationships with customers and suppliers. In house modifications of software began in 1996 and continued throughout 1997 at no significant additional cost to the Company. Testing of some systems began in 1997 and will continue throughout 1998. Financial and manufacturing systems are currently being upgraded with software which is Year 2000 Compliant. The Company does not anticipate incurring significant additional costs in 1998 and 1999 in becoming Year 2000 Compliant and does not foresee any significant problem affecting its business operations and relationships with customers and suppliers in becoming Year 2000 Compliant.

SAFE HARBOR STATEMENT

         Statements contained within the description of the business of the Company contained in Item 1, the Management Discussion and Analysis of Financial Conditions and Results of Operations as well as within the non 10-K portion of the 1997 Annual Report that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Bush Hog division, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

         We have audited the consolidated balance sheets of Allied Products Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in Part IV of Form 10-K,
Item 14(a)2 for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                           COOPERS & LYBRAND L. L. P.

Chicago, Illinois

February 2, 1998

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                        1997                1996                1995
                                                                        ----                ----                ----
Net sales........................................................   $270,562,000        $274,414,000        $260,861,000

Cost of products sold............................................    204,754,000         209,118,000         199,544,000
                                                                    ------------        ------------        ------------
  Gross profit...................................................   $ 65,808,000        $ 65,296,000        $ 61,317,000
                                                                    ------------        ------------        ------------
Other costs and expenses:
  Selling and administrative expenses............................   $ 34,124,000        $ 33,400,000        $ 34,452,000
   Interest expense..............................................      3,306,000           1,557,000           1,052,000
   Other (income) expense, net...................................     (3,111,000)            631,000           7,483,000
                                                                    ------------        ------------        ------------
                                                                    $ 34,319,000        $ 35,588,000        $ 42,987,000
                                                                    ------------        ------------        ------------
Income before taxes..............................................   $ 31,489,000        $ 29,708,000        $ 18,330,000
Provision (credit) for income taxes:
   Current.......................................................      1,195,000             921,000             989,000
   Deferred......................................................     10,323,000           9,783,000         (16,648,000)
                                                                    ------------        ------------        ------------
Net income.......................................................   $ 19,971,000        $ 19,004,000        $ 33,989,000
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------
Net income applicable to common stock............................   $ 19,971,000        $ 19,004,000        $ 32,789,000
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------
Earnings per common share:
   Basic.........................................................      $1.65               $1.41               $2.39

   Diluted.......................................................      $1.62               $1.39               $2.34

Weighted average shares outstanding:
   Basic.........................................................     12,107,000          13,505,000          13,692,000
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------
   Diluted.......................................................     12,353,000          13,718,000          14,011,000
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------



          The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           December 31,
                                                                ----------------------------------
                                                                     1997                 1996
                                                                ------------          ------------
Current Assets:
   Cash and cash equivalents...............................     $    609,000          $    833,000
                                                                ------------          ------------
   Notes and accounts receivable, less allowances of
      $531,000 and $629,000, respectively..................     $ 54,729,000          $ 52,914,000
                                                                ------------          ------------
   Inventories:
      Raw materials........................................     $  6,193,000          $  9,524,000
      Work in process......................................       58,090,000            28,269,000
      Finished goods.......................................       14,419,000            18,997,000
                                                                ------------          ------------
                                                                $ 78,702,000          $ 56,790,000
                                                                ------------          ------------
   Deferred tax asset......................................     $ 12,773,000          $ 14,532,000
                                                                ------------          ------------
   Prepaid expenses........................................     $    415,000          $    191,000
                                                                ------------          ------------
        Total current assets...............................     $147,228,000          $125,260,000
                                                                ------------          ------------
Plant and Equipment, at cost:
   Land....................................................     $  2,243,000          $  2,155,000
   Buildings and improvements..............................       40,750,000            37,196,000
   Machinery and equipment.................................       51,339,000            50,083,000
                                                                ------------          ------------
                                                                $ 94,332,000          $ 89,434,000
   Less-Accumulated depreciation and amortization..........       48,811,000            51,048,000
                                                                ------------          ------------
                                                                $ 45,521,000          $ 38,386,000
                                                                ------------          ------------
Other Assets:
   Deferred tax asset......................................     $  4,071,000          $  5,282,000
   Deferred charges (goodwill), net of amortization........        1,491,000             1,668,000
   Other...................................................        1,472,000             1,353,000
                                                                ------------          ------------
                                                                $  7,034,000          $  8,303,000
                                                                ------------          ------------
                                                                $199,783,000          $171,949,000
                                                                ------------          ------------
                                                                ------------          ------------



        The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                           December 31,
                                                                ----------------------------------
                                                                     1997                1996
                                                                ------------ -        -----------
Current Liabilities:
   Revolving credit agreement..............................     $ 50,400,000          $ 27,000,000
   Current portion of long-term debt.......................          268,000               193,000
   Accounts payable........................................       19,923,000            16,692,000
   Accrued expenses........................................       25,145,000            30,575,000
                                                                ------------          ------------
        Total current liabilities..........................     $ 95,736,000          $ 74,460,000
                                                                ------------          ------------
Long-term debt, less current portion shown above...........     $    670,000          $    489,000
                                                                ------------          ------------
Other long-term liabilities................................     $ 10,353,000          $  3,547,000
                                                                ------------          ------------
Commitments and Contingencies
Shareholders' Investment:
   Preferred stock:
      Undesignated-authorized 1,500,000 shares at
        December 31, 1997 and 1996; none issued............     $     -               $     -
   Common stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 and
      9,364,844 shares at December 31, 1997 and 1996,
      respectively.........................................          140,000                94,000
   Additional paid-in capital..............................       94,709,000            94,671,000
   Retained earnings.......................................       40,428,000            22,227,000
                                                                ------------           -----------
                                                                $135,277,000          $116,992,000
   Less: Treasury stock, at cost: 2,144,263 and
      905,071 at December 31, 1997 and 1996,
      respectively.........................................      (42,253,000)          (23,539,000)
                                                                ------------          ------------
        Total shareholder's equity.........................     $ 93,024,000          $ 93,453,000
                                                                ------------          ------------
                                                                $199,783,000          $171,949,000
                                                                ------------          ------------
                                                                ------------          ------------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                        1997                  1996                1995
                                                                    ------------          ------------        ------------
Cash Flows from Operating Activities:
   Net income....................................................   $ 19,971,000          $ 19,004,000        $ 33,989,000
   Adjustments to reconcile net income to
    net cash provided from (used for) operating activities:
      Gains on sales of operating and
        nonoperating assets......................................     (1,662,000)             (106,000)         (2,000,000)
      Depreciation and amortization..............................      5,026,000             5,075,000           5,033,000
      Amortization of deferred charges...........................        177,000               177,000           2,068,000
      Deferred income tax provision (benefit)....................     10,323,000             9,534,000         (16,648,000)
      Provision for collectability of long-term receivable.......         -                     -                7,699,000
      Changes in noncash assets and liabilities, net of effects
       of assets/businesses sold and noncash transactions:
        (Increase) decrease in accounts receivable...............     (5,976,000)           (8,835,000)             99,000
        (Increase) in inventories................................    (25,894,000)           (4,384,000          (3,951,000)
        (Increase) decrease in prepaid expenses..................       (294,000)              132,000             133,000
        Decrease in notes receivable, due after one year.........         -                     40,000             423,000
        Increase (decrease) in accounts payable and
         accrued expenses........................................     (3,230,000)           (6,621,000)          1,349,000
      Other, net.................................................       (456,000)              438,000             802,000
                                                                    ------------          ------------        ------------
   Net cash provided from (used for)
      operating activities.......................................   $ (2,015,000)         $ 14,454,000        $ 28,996,000
                                                                    ------------          ------------         -----------
Cash Flows from Investing Activities:
   Additions to plant and equipment..............................   $(15,334,000)         $ (4,684,000)       $(14,378,000)
   Proceeds from sales of plant and equipment....................        504,000               207,000           3,611,000
   Proceeds from sales of assets/businesses......................     14,737,000                -                   -
                                                                    ------------          ------------        ------------
   Net cash used for investing activities........................   $    (93,000)         $ (4,477,000)       $(10,767,000)
                                                                    ------------          -------------       -------------
Cash Flows from Financing Activities:
   Borrowings under revolving loan and credit agreements.........   $122,000,000          $119,650,000        $110,300,000
   Payments under revolving loan and credit agreements...........    (98,600,000)         (103,850,000)       (109,400,000)
   Payments of short and long-term debt..........................       (270,000)             (696,000)           (827,000)
   Redemptions of preferred stock................................         -                     -              (17,997,000)
   Common stock issued...........................................         -                  1,501,000              -
   Purchases of treasury stock...................................    (21,572,000)          (25,993,000)             -
   Dividends paid................................................     (1,770,000)           (1,808,000)         (1,883,000)
   Stock option transactions.....................................      2,096,000             1,308,000             668,000
                                                                    ------------          ------------        ------------
   Net cash provided from (used for) financing activities.......    $  1,884,000          $ (9,888,000)       $(19,139,000)
                                                                    ------------          -------------       -------------
Net increase (decrease) in cash and cash equivalents............    $   (224,000)         $     89,000        $   (910,000)
Cash and cash equivalents at beginning of year..................         833,000               744,000           1,654,000
                                                                    ------------          ------------        ------------
Cash and cash equivalents at end of year........................    $    609,000          $    833,000        $    744,000
                                                                    ------------          ------------        ------------
                                                                    ------------          ------------        ------------



     The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1997            1996            1995
                                                                      ----------      ----------      ----------
Supplemental Information:
       (A) Noncash investing and financing
           activities:
        1. Assets acquired through the assumption of debt.........    $  526,000      $  442,000      $  444,000
                                                                      ----------      ----------      ----------
                                                                      ----------      ----------      ----------
        2. Treasury shares received in lieu of cash for stock
              option exercise.....................................    $   -           $   86,000      $    -
                                                                      ----------      ----------      ----------
                                                                      ----------      ----------      ----------
        3. Treasury shares issued for non cash exercise of
              stock options......................................     $   -           $  773,000      $    -
                                                                      ----------      ----------      ----------
                                                                      ----------      ----------      ----------
       (B) Interest paid during year.............................     $3,225,000      $1,636,000      $  939,000
                                                                      ----------      ----------      ----------
                                                                      ----------      ----------      ----------


       (C) Income/franchise taxes paid during year, net of
             refunds.............................................     $1,313,000      $1,291,000      $  471,000
                                                                      ----------      ----------      ----------
                                                                      ----------      ----------      ----------



              The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                      Preferred, Common and Treasury Stock


                                                                        Series B
                                                                        Preferred             Common
                                                                         ($50                 ($.01             Treasury
                                                                       Stated Value          Par Value           Stock,
                                                                        Per Share)           Per Share)          at Cost
                                                                       -------------         ----------       ------------
Balance at December 31, 1994...................................        $   7,340,000         $   91,000       $     -
   Redemption of 146,800 Series B preferred shares.............           (7,340,000)             -                 -
   Issuance of 35,000 common shares in connection with the
     exercises of stock options................................               -                   -                 -
                                                                       --------------        -----------      ------------
Balance at December 31, 1995...................................        $      -              $    91,000      $     -
   Issuance of 226,500 common shares in connection with the
     exercises of stock options................................               -                    3,000            -
   Purchase of 1,016,309 common shares for treasury purposes.                 -                     -          (26,079,000)
   Treasury shares issued (111,238) in connection with the
     exercises of stock options...............................                -                     -            2,540,000
                                                                       --------------        -----------      ------------
Balance at December 31, 1996....................................       $      -              $    94,000      $(23,539,000)
   Issuance of 4,682,405 common shares in connection with a
      three-for-two stock split.................................              -                   46,000            -
   Purchase of 974,930 common shares for treasury purposes......              -                     -          (21,572,000)
   Treasury shares issued (188,273) in connection with the
     exercises of stock options.................................              -                     -            2,858,000
                                                                       --------------        -----------      ------------
Balance at December 31, 1997....................................       $      -              $   140,000      $(42,253,000)
                                                                       --------------        -----------      ------------
                                                                       --------------        -----------      ------------



         The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
           Additional Paid-In Capital and Retained Earnings (Deficit)

                                                                                        Additional          Retained
                                                                                         Paid-in            Earnings
                                                                                         Capital            (Deficit)
                                                                                       -----------         ------------
Balance at December 31, 1994.....................................................      $92,146,000         $(27,075,000)
   Net income for the year.......................................................           -                33,989,000
   Preferred dividends declared and paid:
      Series B (variable based on prime rate-$1.825 per share)...................           -                  (268,000)
      Series C-$8.1075 per share.................................................           -                  (932,000)
   Common dividends declared and paid-$.075 (pre-split basis) per share..........           -                  (683,000)
   Issuance of 35,000 common shares in connection with the exercises of
     stock options...............................................................          205,000               -
   Excess of cost ($589,000) over fair market value of 41,961 common shares purchased and reissued in connection with the Company's
     contribution to the Employee Stock Plan.....................................          (30,000)              -
   Excess of cost ($614,000) over fair market value of 42,500  common shares  purchased  and  reissued  in  connection  with  the Company's
     incentive stock plan........................................................         (151,000)              -
   Excess of stated value over cost ($5,516,000) in connection with the
     early retirement of the Series B preferred stock............................          973,000               -
                                                                                       ------------        ------------
Balance at December 31, 1995.....................................................      $93,143,000         $  5,031,000
   Net income for the year.......................................................           -                19,004,000
   Common dividends declared and paid-$.20 (pre-split basis) per share...........           -                (1,808,000)
   Issuance of 226,500 common shares in connection with the exercises of
     stock options...............................................................        1,584,000               -
   Excess of cost of treasury shares issued over exercise price in connection
     with the exercises of stock options.........................................       (1,754,000)              -
   Tax benefit associated with stock option exercises............................        1,698,000               -
                                                                                       -----------         ------------
Balance at December 31, 1996.....................................................      $94,671,000         $ 22,227,000
   Net income for the year.......................................................           -                19,971,000
   Common dividends declared and paid-$.147 per share............................           -                (1,770,000)
   Issuance of 4,682,405 common shares in connection with a three-for-two
     stock split.................................................................          (46,000)              -
   Excess of cost of treasury shares issued over exercise price in connection
     with the exercises of stock options.........................................         (762,000)              -
   Tax benefit associated with stock option exercises............................          846,000               -
                                                                                       -----------         ------------
Balance at December 31, 1997.....................................................      $94,709,000         $ 40,428,000
                                                                                       -----------         ------------
                                                                                       -----------         ------------



        The accompanying notes to consolidated financial statements are an integral part of these statements





            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

 Principles of Consolidation-

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany items and transactions have been eliminated.

 Nature of Operations-

         Allied Products Corporation manufactures large metal stamping presses and implements and machinery used in agriculture, landscaping and ground maintenance businesses. The Company's Coz division, which supplied thermoplastic compounds and additives, was sold in the fourth quarter of 1997. All manufacturing operations are within the United States. Implements and machinery manufactured by the Bush Hog division are primarily sold through dealerships in the United States with some limited export sales to Canada. Metal stamping presses produced by the Verson division are sold directly to the end users which include automobile manufacturers, first and second tier automotive parts producing companies and the appliance industry. Automobile manufacturers and automotive parts producing companies account for approximately 85% of the Verson division's revenues. Press sales generally are concentrated in the United States and Mexico.

 Use of Estimates-

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

 Revenue Recognition-

         Sales by the Bush Hog division are recorded when products are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale. Revenues and profits are recognized on a percentage of completion basis for major contracts at the Verson division. Changes in the Verson divison's estimated sales, costs and profits are recognized over the remaining period of production related to the particular order. Additionally, any anticipated losses on contracts are charged to operations as soon as they are determinable. Other products are recorded as sales when shipped.

 Accounts Receivable-

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

 Inventories-

         The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

         Included  in  work  in  process   inventory   are   accumulated   costs
($52,535,000  at  December  31,  1997 and  $23,674,000  at  December  31,  1996)
associated  with  contracts  under  which the  Company  recognizes  revenue on a
percentage  of  completion   basis.   These  balances  include  unbilled  actual
production costs incurred plus a measure of estimated profit ($19,162,000 at December 31, 1997 and $15,674,000 at December 31, 1996) recognized in relation to the sales recorded, less customer payments ($7,357,000 at December 31, 1997 and $43,579,000 at December 31, 1996) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

 Plant and Equipment-

         Expenditures for the maintenance and repair of plant and equipment are charged to expense as incurred. Expenditures for major replacement or betterment are capitalized. The cost and related accumulated depreciation of plant and equipment replaced, retired or otherwise disposed of is removed from the accounts and any gain or loss is reflected in earnings.

 Depreciation-

         Depreciation of the original cost of plant and equipment is charged to expense over the estimated useful lives of such assets calculated under the straight-line method. Estimated useful lives are 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

 Deferred Charges (Goodwill)-

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

 Stock Split-

         On July 24, 1997, the Company announced that the Board of Directors authorized a three-for-two stock split effected by means of a stock dividend to shareholders of record on August 15, 1997. A total of 4,682,405 additional common shares were issued in conjunction with the stock split. The Company distributed cash in lieu of fractional shares resulting from the stock split. All applicable share and per share data have been adjusted for the stock split.

 Earnings Per Common Share-

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128)-Earnings per Share. Earnings per common share for the years prior to 1997 have been restated to reflect the provisions of this accounting standard. Basic earnings per common share is based on the average number of common shares outstanding (12,107,000, 13,505,000 and 13,692,000 for the years ended December 31, 1997, 1996 and 1995, respectively) after decreasing net income for preferred dividend requirements of $1,200,000 for the year ended December 31, 1995. Diluted earnings per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options (246,000, 213,000 and 319,000 for the years ended December 31, 1997, 1996 and 1995, respectively) after decreasing net income for preferred dividend requirements of $1,200,000 for the year ended December 31, 1995.

 Income Taxes-

         Income taxes are accounted for under the asset and liability method in accordance with FASB SFAS 109-Accounting for Income Taxes. See Note 4.

 Statement of Cash Flows-

         For purposes of the Consolidated Statements of Cash Flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

 Financial Instruments-

         The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

 Recently Issued Accounting Standards-

         In June 1997, the FASB issued SFAS 130-Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purpose is also required. Also in June 1997, the FASB issued SFAS 131-Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Comparative information for earlier years is also to be presented. In relation to SFAS 130 and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.

2.  Accrued Expenses:

         The Company's accrued expenses consist of the following:

                                                        December 31,
                                                 -------------------------
                                                    1997            1996
                                                 ----------      ----------
Salaries and wages............................   $5,560,000      $6,026,000
Warranty......................................    4,938,000       9,559,000
Self insurance accruals.......................    2,858,000       4,046,000
Pensions, including retirees' health..........    6,439,000       6,417,000
Taxes, other than income taxes................    1,158,000         811,000
Environmental matters.........................    1,810,000       2,020,000
Other.........................................    2,382,000       1,696,000
                                                -----------      ----------
                                                $25,145,000      $30,575,000
                                                -----------      -----------
                                                -----------      -----------



3.  Dispositions:

         During the fourth quarter of 1997, the Company sold for cash (approximately $14,700,000) substantially all of the assets of its Coz division. The purchaser also assumed certain specified liabilities associated with this division. The sale resulted in a pretax gain of approximately $1,530,000 and is included in Other (income) expense under the caption "Net gain on sales of operating and non-operating assets"-see Note 12.

         At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. In connection with this sale, the purchaser is required to purchase the real estate located in Coldwater, Ohio pending a favorable review of environmental matters. The Company has completed necessary environmental remediation and is awaiting the issuance of a covenant not to sue and related no further action letters by the State of Ohio-see Note 10. During 1995, the Company and the purchaser of the White-New Idea division agreed to a five-year lease of the Coldwater, Ohio facility while the Company completes the evaluation. Sale of the facility to the purchaser of the White-New Idea division will occur after completion of the evaluation and after resolution of any issues raised by the evaluation.

 Restructuring Costs-

         Prior to 1994, the Company provided $14,700,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. The restructuring of the Company was substantially completed during 1996 with the remaining reserve being allocated to accruals associated with certain noncontinuing businesses. Net charges to the restructuring reserve in 1996 and 1995 were $748,000 and $1,879,000, respectively.

         As of December 31, 1997, the accompanying consolidated balance sheet includes real estate with a net book value of $1,579,000, which is held for sale, including $1,281,000 related to real estate under lease to the purchaser of the White-New Idea division as discussed above.

4.  Income Taxes:

         Provision (credit) for income taxes in 1997, 1996 and 1995 consists of the following:

                                                       Year Ended December 31,
                                            ----------------------------------------------
                                                1997            1996             1995
                                            -----------      -----------      ------------

Federal-current.........................    $   617,000      $   688,000      $    756,000
Federal-deferred........................     10,323,000        9,783,000       (16,648,000)
State-current...........................        578,000          233,000           233,000
                                            -----------      -----------      ------------
Total provision (credit)...............     $11,518,000      $10,704,000      $(15,659,000)
                                            -----------      -----------      ------------
                                            -----------      -----------      ------------



         The provision (credit) for income taxes in 1997, 1996 and 1995 differs from amounts computed by applying the statutory rate to pretax income as follows:

                                                       Year Ended December 31,
                                            ----------------------------------------------
                                                1997             1996             1995
                                            -----------      -----------      ------------
Income tax at statutory rate.............   $11,021,000      $10,398,000      $  6,416,000
Utilization of net operating loss
   carryforward..........................        -                -             (5,997,000)
State income tax, net of federal tax
   benefit...............................       376,000          151,000           151,000
Permanent book over tax differences on
   acquired assets.......................        62,000          104,000           910,000
Adjustment to deferred tax asset
   valuation allowance...................        -                -            (16,648,000)
Other, net...............................        59,000           51,000          (491,000)
                                            -----------      -----------      ------------
Total provision (credit).............       $11,518,000      $10,704,000      $(15,659,000)
                                            -----------      -----------      ------------
                                            -----------      -----------      ------------



         The significant components of deferred tax assets were as follows:

                                                                     December 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             -----------      -----------
Deferred tax assets:
   Self-insurance accruals...............................    $ 1,840,000      $ 1,934,000
   Inventories...........................................      2,421,000        1,999,000
   Receivables...........................................        417,000        2,845,000
   Sale/leaseback transaction............................      1,557,000        1,557,000
   Employee benefits, including pensions.................      4,928,000        4,696,000
   Warranty..............................................      1,803,000        3,489,000
   Sales allowances......................................      2,616,000        2,200,000
   Environmental matters.................................        658,000          737,000
   Other.................................................        604,000          357,000
                                                              ----------      -----------
    Total deferred tax asset.............................    $16,844,000      $19,814,000
                                                             -----------      -----------
                                                             -----------      -----------



         During 1995, the Company evaluated its net operating loss carryforwards and other deferred tax assets in relation to its earnings history over the past few years and the estimated projected future earnings over the next few years. As a result of this review, the Company recorded a deferred tax asset ($27,361,000) which represented a reversal of a valuation allowance recorded prior to 1995. The related credit to income taxes was reduced by $10,713,000 representing the elimination of goodwill associated with certain acquisitions which included net operating loss carryforwards. In addition to the above noted tax asset, the Company has available net operating loss carryforwards of up to $146,527,000 (of which $65,811,000 results from various acquisitions) which expire between 1998 and 2008, and investment tax credit carryforwards of $1,561,000 (which expire between 1998 and 2004) including up to $41,000 resulting from acquisitions.

         The Company will continue to record a tax provision based upon the Federal statutory rate in effect and anticipates no reductions in future tax provisions from additional tax credits at this time. However, the Company projects that future Federal income tax payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes. In addition, other long-term liabilities contain an accrual related to deferred tax matters.

         Tax returns for the years subsequent to 1993 are potentially subject to audit by the Internal Revenue Service.

5.  Financial Arrangements:

         The Company's debt consists of the following:

                                                                                          December 31,
                                                                                     -----------------------
                                                                                       1997           1996
                                                                                     --------       --------
Capitalized lease obligations,  at interest rates up to 12% (weighted average of
   10.4% and 10.3% at December 31, 1997   and 1996, respectively), due in
   varying amounts through 2002 (Note 6)........................................     $938,000       $682,000
Less current portion............................................................      268,000        193,000
                                                                                     --------       --------
                                                                                     $670,000       $489,000
                                                                                     --------       --------
                                                                                     --------       --------



         Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1997 are due as follows:

1999......................................................     $283,000
2000......................................................      247,000
2001......................................................      109,000
2002......................................................       31,000
                                                               --------
                                                               $670,000
                                                               --------
                                                               --------



         During 1994, the Company entered into a Revolving Credit Agreement (which was subsequently amended in 1995) with two banks providing for up to $35,000,000 in working capital related loans and up to $15,000,000 in standby letters of credit required for the Company's self-insurance program and for other commercial purposes. During the last half of 1996, the Company entered into an Amended and Restated Credit Agreement (which replaced the Revolving Credit Agreement) with the same two banks. The Amended and Restated Credit Agreement was amended at the end of 1997. The amended agreement provides for up to $125,000,000 of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. Under the Amended and Restated Credit Agreement, the Company must meet certain periodic financial tests, including minimum net worth ($89,790,000, as defined, at December 31, 1997), debt coverage and fixed charge coverage ratio and maximum funded debt/operating cash flow ratio. Beginning in 1998, the Company must maintain revolving loans under this agreement to $60,000,000 or less for thirty (30) consecutive days during each fiscal year while the agreement remains in effect. Maximum amounts available under this amended agreement are reduced by $5,000,000 per quarter beginning March 31, 1999. The agreement expires on September 30, 2000.

         The weighted average interest rate on borrowings outstanding at December 31, 1997 and 1996 was 6.9% and 7.4%, respectively.

6.  Leases:



 Capital Leases-



         The  Company  leases  various  types  of   manufacturing,   office  and
transportation equipment.

         Capital leases included in Machinery and equipment in the accompanying balance sheets are as follows:

                                                                         December 31,
                                                                 ------------------------
                                                                     1997          1996
Capitalized cost............................................     $2,490,000     $2,558,000
Less-Accumulated amortization...............................      1,528,000      1,764,000
                                                                 ----------     ----------
                                                                 $  962,000     $  794,000
                                                                 ----------     ----------
                                                                 ----------     ----------



         See Note 5 for information as to future debt payments relating to the above leases.

 Operating Leases-

         Rent expense for operating leases, which is charged against income, was as follows:

                                                          Year Ended December 31,
                                              --------------------------------------------
                                                 1997               1996           1995
                                              ----------         ----------     ----------
Minimum rentals...........................    $1,989,000         $1,943,000     $1,922,000
Contingent rentals........................        41,000             79,000         89,000
                                              ----------         ----------     ----------
                                              $2,030,000         $2,022,000     $2,011,000
                                              ----------         ----------     ----------
                                              ----------         ----------     ----------



         Contingent rentals are composed primarily of truck fleet unit charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

         At December 31, 1997, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                    Net
                                                Minimum                           Minimum
                                                Annual            Sublease         Annual
                                                Rental             Rental          Rental
                                               Payments            Income         Payments
                                              ----------         ----------      ----------
Year ending December 31,
   1998....................................   $1,541,000         $ (602,000)     $  939,000
   1999....................................    1,561,000           (667,000)        894,000
   2000....................................    1,295,000           (731,000)        564,000
   2001....................................      473,000             -              473,000
   2002....................................      372,000             -              372,000
   Later...................................      492,000             -              492,000
                                              ----------         -----------     ----------
                                              $5,734,000         $(2,000,000)    $3,734,000
                                              ----------         -----------     ----------
                                              ----------         -----------     ----------



7.  Preferred Stock:

         The Company has 2,000,000 shares of authorized preferred stock of which 350,000 shares are designated as Series B Variable Rate Cumulative Preferred Stock and 150,000 shares are designated as Series C Cumulative Preferred Stock. All shares of the Series B and Series C Preferred Stock have been redeemed. The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1997.

8.  Common Stock and Options:

         The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire 10 years from the date of grant. There were no stock awards issued under this plan in 1997, 1996 or 1995. No stock appreciation rights have been granted to date under this plan. There are 50,835 options outstanding under this plan at December 31, 1997 and are included in the table below. Additional stock incentives will not be issued under this plan.

         In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 1,436,252 shares (net of forfeitures) of the Company's Common Stock at prices between $1.00 and $19.00 per share. There are 429,775 options outstanding under this plan at December 31, 1997 and are included in the table below. At December 31, 1997, the Company has the capacity to issue an additional 63,748 stock incentives under the 1990 plan.

         In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan (the 1993 plan) which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company has issued options to purchase 114,750 shares of the Company's Common Stock at prices between $8.34 and $19.01 per share. All options issued are outstanding under this plan at December 31, 1997 and are included in the table below.
         In 1997, shareholders approved a new incentive stock plan, the 1997 Incentive Stock Plan (the 1997 Plan) to replace the 1990 Plan and the 1993 Plan described above. The 1997 Plan permits a committee of the Company's Board of Directors to grant incentive awards in the form of non-qualified stock options, incentive stock options, stock awards including restricted stock, stock appreciation rights and performance units to key employees and non-employee directors. The 1997 Plan authorizes the issuance of up to 750,000 shares of the Company's Common Stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock and performance units. Non-qualified stock options issued under this plan (105,000 shares in 1996 subject to shareholder approval, which was received in 1997, and 110,000 shares in 1997) were granted at fair market value at date of grant. Options granted become exercisable over a period of up to three years from date of grant with no option exercisable prior to one year from date of grant. Other than these noted options, no other incentive awards have been granted under this plan since its inception. All options issued under this plan are outstanding at December 31, 1997 and are included in the table below.

         Stock option transactions in 1997, 1996 and 1995 were as follows:

                                                                             Year Ended December 31,
                                                  --------------------------------------------------------------------------
                                                           1997                      1996                      1995
                                                  ----------------------    ----------------------     ---------------------

                                                                Weighted                  Weighted                  Weighted
                                                                Average                   Average                   Average
                                                                Exercise                  Exercise                  Exercise
                                                   Shares        Price        Shares       Price         Shares      Price
                                                  -------       --------    ---------     --------     ---------    ---------
Outstanding at beginning
   of year....................................    931,758        $12.15     1,148,025       $ 7.71     1,116,523      $ 7.23
   Granted....................................    110,000         24.65       413,250        16.18       190,502        9.65
   Exercised..................................   (188,273)        11.14      (627,018)        6.69      (116,250)       5.75
   Expired....................................       (375)        16.09         -              -           -             -
   Forfeited..................................    (42,750)        15.87        (2,499)        9.50       (42,750)       9.23
                                                  -------        ------     ---------       ------     ---------       -----
Outstanding at end of year....................    810,360        $13.89       931,758       $12.15     1,148,025      $ 7.71
                                                  -------        ------     ---------       ------     ---------      ------
                                                  -------        ------     ---------       ------     ---------      ------
Options exercisable at end of year.............   523,529        $10.93       474,509       $ 9.60       756,899      $ 7.09
Weighted average fair value of options
  granted during the year..                       $  6.60                   $    3.81                  $    3.85


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 Year Ended December 31,
                                                 -----------------------
                                             1997           1996        1995
                                             ------         ------      ------
Risk free interest rate...................     6.10%          5.80%       7.70%
Dividend yield............................     0.70%          0.80%       0.40%
Expected lives............................   4 years        4 years     4 years
Volatility................................... 23.00%         22.00%       39.00%



         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:

                                                     Options Outstanding             Options  Exercisable
                                          --------------------------------------     --------------------
                                                          Weighted
                                                          Average       Weighted                Weighted
                                                         Remaining       Average                 Average
                                                        Contractual     Exercise                Exercise
        Ranges of Exercis Prices          Shares           Life           Price      Shares       Price
        ------------------------         -------        -----------     --------     --------   --------

              $1.75-3.84                  37,775          3.4 years     $   2.58      37,775    $   2.58
              8.34-12.92                 304,145          6.1 years         8.99     304,145        8.99
             15.26-24.875                468,440          8.3 years        17.98     181,609       15.92
                                         -------                                     -------
             $1.75-24.875                810,360          7.3 years     $  13.89     523,529     $ 10.93
                                         -------                                     -------
                                         -------                                     -------



         At December 31, 1997, the Company has four stock options plans, which are described above. The Company applied Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation costs have been recognized for these plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for options granted under these plans consistent with the method of SFAS 123-Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                       1997         1996          1995
                                                   -----------   -----------   -----------
Net income                        As reported      $19,971,000   $19,004,000   $33,989,000
                                  Pro forma         19,460,000    18,581,000    33,651,000
Basic earnings per share          As reported      $      1.65   $      1.41   $      2.39
                                  Pro forma               1.61          1.38          2.37
Diluted earnings per share        As reported      $      1.62   $      1.39   $      2.34
                                  Pro forma               1.58          1.35          2.32

         Under provisions of SFAS 123, the above pro forma disclosures are not representative of the effects on reported net income of options issued during the financial reporting phase in period as options vest over a two year period from date of issuance and have, in some instances, been issued on several occasions during each year.

         On February 15, 1991, the Company declared a dividend distribution of one right ("Right") to purchase an additional 1.5 shares of the Company's Common Stock for $50 on each 1.5 shares of Common Stock outstanding. The Rights become exercisable 10 days after a person or group acquires, or tenders for, 20% or more of the Company's Common Stock. The Company is entitled to redeem the Rights at $.01 per Right at any time until 10 days after any person or group has acquired 20% of the Common Shares. If a person or group acquires 20% or more of the Company's Common Stock (other than pursuant to an acquisition from the Company or pursuant to a tender offer deemed fair by the Board of Directors), then each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase for $50 that number of shares of the Company's Common Stock having a current market value of $100. If a person or group acquires 20% or more of the Company's Common Stock and prior to the person or group acquiring 50% of such outstanding stock, the Company may convert each outstanding Right, other than the Rights held by the acquiring person or group, into 1.5 new shares of the Company's Common Stock. If a person or group acquiring more than 20% of the Company's Common Stock merges with the Company or engages in certain other transactions with the Company, each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase shares of common stock of the acquiring person or group having a current market value of $100 for $50. The Rights attach to all of the Company's Common Stock outstanding as of February 15, 1991, or subsequently issued, and have a term of 10 years. The Rights also expire upon a merger or acquisition of the Company undertaken with the consent of the Company's Board of Directors.

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

         Net periodic pension costs as they relate to defined benefit plans were as follows:

                                                   Year Ended December 31,
                                      ------------------------------------------------
                                          1997             1996              1995
                                      -----------       -----------        -----------

Service cost........................  $   758,000       $   658,000        $   673,000
Interest cost.......................    2,717,000         2,438,000          2,284,000
Actual loss (gain) on plan assets...   (7,320,000)       (2,787,000)        (7,989,000)
Net amortization and deferral.......    4,170,000           316,000          6,038,000
Curtailment expense (income)........      210,000            -                 (64,000)
                                      -----------       -----------        -----------
Net periodic pension cost...........  $   535,000       $   625,000        $   942,000
                                      -----------       -----------        -----------
                                      -----------       -----------        -----------



         Although the actual return on plan assets is shown, the expected long-term rate of return used in determining the net periodic pension cost in all years was 7.5%. The difference between the actual return and the expected return is included in the "Net amortization and deferral" in the above table. The actuarial present value of benefits was determined using a discount rate of 7.5% in 1997, 7.75% in 1996 and 7% in 1995. The rate of compensation increase used to measure the projected benefit obligation in three plans was 5%. All other plans are based on current compensation levels. Curtailment expense (income) was related to the retirement of certain Corporate executives.

         The following table sets forth the funded status of the Company's defined benefit pension plans:


                                                         December 31,
                                          --------------------------------------------------------
                                                     1997                        1996
                                          -------------------------    ---------------------------
                                             Assets     Accumulated       Assets       Accumulated
                                             Exceed      Benefits         Exceed        Benefits
                                          Accumulated     Exceed       Accumulated       Exceed
                                            Benefits      Assets         Benefits        Assets
                                          -----------   -----------    -----------    ------------
Plan assets at fair value..............   $46,162,000   $    -         $41,270,000    $      -
                                          -----------   -----------    -----------    ------------
Actuarial present value  of benefit
  obligations:
   Vested benefits....................    $32,214,000   $ 1,815,000    $28,981,000    $    843,000
   Nonvested benefits.................      1,813,000        -           1,456,000          -
                                          -----------   -----------    -----------    ------------
Accumulated benefit obligation........    $34,027,000   $ 1,815,000    $30,437,000    $    843,000
Effect of projected future
  compensation increases..............      2,380,000       385,000      1,750,000         382,000
                                          -----------   -----------    -----------    ------------
Projected benefit obligation..........    $36,407,000   $ 2,200,000    $32,187,000    $  1,225,000
                                          -----------   -----------    -----------    ------------
Plan assets in excess of (less than)
  projected benefit obligation........     $9,755,000   $(2,200,000)    $9,083,000    $ (1,225,000)
Unrecorded net (gain) loss from past
  experience different from that
  assumed and effect of changes in
  assumptions........................     (13,305,000)      111,000    (10,913,000)       (115,000)
Unrecorded prior service cost........       1,583,000       564,000        226,000         407,000
Unrecognized net (asset) at date
  of initial application.............        (954,000)        -         (1,427,000)          -
Adjustment for minimum liability.....          -           (290,000)        -                -
                                          -----------    ----------    -----------    ------------
(Accrued) pension costs..............     $(2,921,000)  $(1,815,000)   $(3,031,000)   $   (933,000)
                                          -----------   -----------    -----------    ------------
                                          -----------   -----------    -----------    ------------



         The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments include approximately 246,000 shares of the Company's Common Stock at December 31, 1997 and 1996.

         The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan were $222,000 in 1997, $217,000 in 1996 and $206,000 in 1995.

         The Company employees are also eligible to become participants in the Save Money and Reduce Taxes (SMART) plan. Under terms of the plan, the trustee is directed by each employee on how to invest the employee's deposit. Investment alternatives include a money market fund, four mutual funds and a fixed income fund. As of December 31, 1997 and 1996, assets of the SMART plan include approximately 511,000 and 724,000 shares, respectively, of the Company's Common Stock.

         Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All non union employees not covered by pension plans are covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company will make an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Employee investment alternatives include a money market fund, four mutual funds and a fixed income fund. Employees become vested in the Company contribution after five years of service. Provisions for the contribution to this plan in 1997, 1996 and 1995 were $664,000, $773,000 and $932,000, respectively.

         The Company provides medical benefits for retirees and their spouses at one operating division and certain other individuals related to several discontinued operations. Accruals for such costs are recognized in the financial statements over the service lives of these employees. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 7.8% for retirees under age 65 (7.2% for retirees age 65 and older) in 1998 to 5.5% over 25 years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $68,000. The annual service costs would not be materially affected.

         The following table provides information on the status of these plans:


                                                              December 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------

Accumulated postretirement benefit obligation:

   Retirees and their dependents..................  $  (196,000)   $  (265,000)
   Fully eligible active plan participants........      (59,000)       (55,000)
   Active employees not fully eligible............     (544,000)      (447,000)
                                                    -----------    -----------
Accumulated postretirement benefit obligation.....  $  (799,000)   $  (767,000)
Plan assets.......................................       -             -
Unrecognized prior service costs..................       11,000         12,000
Unamortized net (gain) loss.......................     (241,000)      (274,000)
                                                    -----------    -----------
(Accrued) postretirement benefit costs............  $(1,029,000)   $(1,029,000)
                                                    -----------    -----------
                                                    -----------    -----------



         Net periodic postretirement benefit costs include the following:

                                                             Year Ended December 31,
                                                         -------------------------------
                                                          1997        1996        1995
                                                         -------     -------     -------

Service cost...........................................  $50,000     $37,000     $33,000
Interest cost..........................................   56,000      40,000      56,000
Amortization of unrecognized net (gain)................  (11,000)     (3,000)    (18,000)
Amortization of prior plan amendment...................    1,000       1,000       1,000
                                                         -------     -------     -------
Net periodic postretirement benefit cost...............  $96,000     $75,000     $72,000
                                                         -------     -------     -------
                                                         -------     -------     -------



         Measurement of the accumulated postretirement benefit obligation was based on a discount rate of 7.5% in 1997, 7.75% in 1996 and 7.0% in 1995.

         During 1995, the Company made provisions totaling $1,543,000 for the termination/retirement of certain individuals.

10.  Environmental, Legal and Contingent Liabilities:



 Environmental Matters-

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

         Pursuant to a consent decree entered into in November 1991 with the U.S. Department of Justice, the Company closed and remediated a landfill leased by the Company and formerly used for the disposal of spent foundry sands. During 1995, remedial action required by the consent decree was completed, and the EPA approved the Remedial Action Report submitted by the Company. The Company's remaining obligations under the consent decree include periodic inspections, monitoring and maintenance as needed.

         The Company has also been named as a PRP, along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be considered to be a "de minimis" party.

         The Company is a defendant in an action where a private party seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At this site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $4,000,000, including attorney fees, from the Company and other defendants. The Company has denied liability and asserted a counter-claim against plaintiff and cross-claims against the co-defendants. The Company has also filed claims against its insurers.

         The Company is in the process of investigating or has determined the need to perform environmental remediation or clean up at certain manufacturing sites formerly operated and still owned by the Company. At the sites where the Company has determined that some remediation or cleanup is required, the Company has provided for the estimated cost for such remediation or cleanup.

         One site, located in Coldwater, Ohio, is under contract to be sold to the purchaser of the White-New Idea business. That sale is contingent on the issuance of a covenant not to sue and related no further action letters by the State of Ohio under the Ohio Voluntary Action Program. The Company has completed all necessary investigation and remediation, and has expended approximately $1,300,000 in this effort. The final report and request for a covenant not to sue is currently under review by The Ohio Environmental Protection Agency. In addition, the Company has entered into a series of agreements for financial contribution with both the prior owner and the contract purchaser of the facility, and has recovered approximately 50% of the $1,300,000 spent.

         During 1997, 1996 and 1995, the Company recorded provisions (credits) of approximately $(1,181,000), $(418,000) and $921,000, respectively, toward various environmental matters discussed above. At December 31, 1997, the Company has accruals, including those discussed above, of $1,810,000 for the estimated cost to resolve its potential liability with the above and other, less significant, matters. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, the Company believes that the above accruals are adequate for the resolution of known environmental matters and the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

 Other-

         During 1994, the Company learned the United States Department of Justice was investigating possible improper payments made in connection with a foreign sale by the Company's former Cooper division in mid-1993. In August 1993, the Company announced that it had uncovered a diversion of funds to an account opened by a former employee of the Cooper division in Brady, Texas, and possible improper diversion of funds that might constitute violations of the Foreign Corrupt Practices Act. At that time, the Company voluntarily turned its findings over to the Department of Justice. The Company continues to cooperate fully with the Department of Justice.

         In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,063,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment of approximately $7,300,000 due May 22, 1996. The purchaser's payment obligation was secured by the technology license and was guaranteed by the purchaser's parent. The Company initially recorded this agreement as a long-term note receivable. In 1995, however, the Company established a reserve of $7,699,000 (reduced to $7,165,000 at December 31, 1996) against the receivable, due to published adverse financial information about the purchaser and its parent which raised serious concerns about the collectability of the receivable. During 1997, the Company entered into a settlement agreement with the purchaser of the business. Under the terms of the agreement, the purchaser agreed to pay the Company $3,000,000 ($2,390,000 collected through the end of 1997) and all parties agreed to the dismissal/release of certain actions, claims and security interests. Remaining amounts due under this agreement ($610,000) at December 31, 1997 and the related reserve are classified as "Other Assets-Other" in the accompanying balance sheet.

         The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known product liability claims, with necessary reserves ($2,600,000 and $3,168,000 at December 31, 1997 and 1996, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

         At  December  31,  1997,  the  Company  was  contingently   liable  for
approximately $1,369,000 primarily relating to outstanding letters of credit.


         The Company has entered into agreements with certain executive officers of the Company which provide that, if within one year following a defined change in ownership or control of the Company there shall be an involuntary termination of such executive's employment, or if there shall be defined patterns of activity during such period by the Company causing such executive to resign, then, subject to prevailing tax laws and regulations, the executive shall be entitled to payments of up to approximately three years' compensation.

11.  Operations by Industry Segment:

         The Company's operations involve a single industry segment as described in Note 1.

         Approximately 6%, 16% and 11% of the Company's net sales in 1997, 1996 and 1995, respectively, were exported principally to Canada and Mexico.

         Approximately 31%, 39% and 29% of the Company's net sales in 1997, 1996 and 1995, respectively, were derived from sales to the three major U.S. automobile manufacturers.

12.  Summary of Other (Income) Expense:

         Other (income) expense consists of the following:

                                                                                       Year Ended December 31,
                                                                          ---------------------------------------------
                                                                              1997             1996             1995
                                                                          -----------      -----------      -----------

Interest income........................................................   $  (127,000)     $  (112,000)     $  (437,000)
Goodwill amortization..................................................       177,000          177,000        2,068,000
Loan cost expenses/amortization........................................        -               333,000          440,000
Environmental related expenses (credits)...............................    (1,181,000)        (418,000)       1,110,000
Net gain on sales of operating and non-operating assets................    (1,662,000)        (106,000)      (2,000,000)
Provision (credit) for collectability (recovery) of long-term
  note receivable (Note 10)............................................    (2,390,000)        (534,000)       7,699,000
Idle facility income...................................................      (368,000)        (147,000)         (30,000)
Litigation settlements/insurance provisions............................     2,125,000        1,512,000       (1,125,000)
Other miscellaneous....................................................       315,000          (74,000)        (242,000)
                                                                          -----------      -----------      -----------
                                                                          $(3,111,000)     $   631,000      $ 7,483,000
                                                                          -----------      -----------      -----------
                                                                          -----------      -----------      -----------



13.  Quarterly Financial Data (unaudited):

         Summarized quarterly financial data for 1997 and 1996 are as follows (in thousands of dollars, except per share data):


                                                                             Quarter Ending
                                                       ----------------------------------------------------
                                                       March 31    June 30     September 30     December 31
                                                       --------    -------     ------------     -----------
1997
   Net sales........................................   $72,881     $76,902        $63,714         $57,065
   Gross profit.....................................    17,655      19,579         16,199          12,375
   Income before extraordinary items and
    cumulative effect of change in accounting.......     5,171       6,206          5,013           3,581
   Earnings per common share before
    extraordinary items and cumulative
    effect of change in accounting (a)..............       .42         .51             .42            .30
   Net income.......................................     5,171       6,206           5,013          3,581
   Net income per common share-basic (a)............       .42         .51             .42            .30

1996
   Net sales........................................   $75,243     $69,198         $72,273        $57,700
   Gross profit.....................................    16,896      17,806          16,122         14,472
   Income before extraordinary items and
    cumulative effect of change in accounting.......     5,118       5,542           4,806          3,538
   Earnings per common share before
      extraordinary items and cumulative
      effect of change in accounting (a)............       .37         .41             .36            .27
   Net income.......................................     5,118       5,542           4,806          3,538
   Net income per common share-basic (a)............       .37         .41             .36            .27

(a)  Restated to reflect the effect of a three-for-two stock split in 1997.

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

         (b)  Security Ownership of Management.

         See the Company's Proxy Statement  incorporated by reference as part of
Part III, Item 10 of this report, under the caption "Principal Stockholders and Management Ownership" for information with respect to the beneficial ownership by management of Common Stock of the Company.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K



(a) 1.  Financial Statements

    Included in Part II of this report:

        Report of Independent Accountants
        Consolidated statements of income for the years ended December 31,
          1997, 1996 and 1995
        Consolidated balance sheets as of December 31, 1997 and 1996 Consolidated statements of cash flows for the years ended
          December 31, 1997, 1996 and 1995
        Consolidated statements of shareholders' investment for the years ended December 31, 1997, 1996 and 1995
        Notes to consolidated financial statements

(a) 2. Financial Statement Schedules
    Included in Part IV of this report:

        Schedule II-Valuation and qualifying accounts for the years ended December 31, 1997, 1996 and 1995

(a) 3.  Exhibits
    The following exhibits are incorporated by reference as noted below:

     3(a) The Registrant's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3 of the Company's 1988 Annual Report on Form 10-K (File No. 1-5530).
     3(b) The Registrant's Amendments to Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 of the Company's 1990 Annual Report on Form 10-K (File No. 1-5530).
     3(c) The Registrant's By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3 of the Company's 1989 Annual Report on Form 10-K (File No. 1-5530).
     10(a) The Registrant's 1977 Incentive Stock Plan is incorporated by reference to Exhibit 10(a) of the Company's 1980 Annual Report on Form 10-K (File No. 1-5530).
     10(b) The Registrant's SMART Plan is incorporated by reference to Exhibit 10(d) of the Company's 1984 Annual Report on Form 10-K (File No. 1-5530).
     10(c) The Registrant's 1990 Long-Term Incentive Stock Plan is incorporated by reference to Exhibit 10 of the Company's 1991 Annual Report on Form 10-K (File No. 1-5530).
     10(d) The Registrant's Agreement for the sale of the assets of the White-New Idea Farm Equipment Division of Allied Products Corporation is incorporated by reference to Exhibit(c)(2)(a)(i) of the Company's report on Form 8-K dated January 14, 1994 (File
            No. 1-5530).
     10(e)  The Registrant's Allied Products  Corporation  Executive  Retirement
            Plan dated April 4, 1994 is incorporated by reference to Exhibit 10(a) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(f) The Registrant's Executive Officer's Agreement in Event of Change in Control or Ownership of Allied Products Corporation dated April 1, 1994 is incorporated by reference to Exhibit 10(b) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(g) The Registrant's Allied Products Corporation Retirement Plan dated as of December 31, 1993 is incorporated by reference to Exhibit 10(d) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(h) The Registrant's Bush Hog Segment of the Allied Products Corporation Combined Retirement Plan effective December 31, 1993 is incorporated by reference to Exhibit 10(e) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(i) The Registrant's Verson Segment of the Allied Products Corporation Combined Retirement Plan effective December 31, 1993 is incorporated by reference to Exhibit 10(f) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(j) The Registrant's Littell Segment of the Allied Products Corporation Combined Retirement Plan effective December 31, 1993 is incorporated by reference to Exhibit 10(g) of the Company's 1994 Annual Report on Form 10-K (File No. 1-5530).
     10(k) The Registrant's Amended and Restated Credit Agreement dated as of August 23, 1996 among Allied Products Corporation, the banks named herein and Bank of America Illinois, individually and as Agent is incorporated by reference to Exhibit 10A of the Company's 1996 Annual Report on Form 10-K (File No. 1-5530).
     10(l) The Registrant's Consent to Stock Repurchases dated as of November 27, 1996 is incorporated by reference to Exhibit 10B of the Company's 1996 Annual Report on Form 10-K (File No. 1-5530).
     10(m) The Registrant's 1997 Incentive Stock Plan is incorporated by reference to Exhibit 10 of the Company's June 30, 1997 Quarterly Report on Form 10-Q (File No. 1-5530).


         The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:


     Exhibit No.     Name of Exhibit
     -----------     ---------------
        10A          Material Contract-Amendment No. 2 to Credit Agreement.
        21           Subsidiaries of the Registrant.
        23           Consent of Independent Accountants.
        24           Power of Attorney.
        27           Financial Data Schedule.

         Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         On October 29, 1997, the Company filed a report under Item 5-Other Events. This report was filed in connection with the completion of the sale of the Coz division. No financial statements were filed with this report.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                                              Year Ended December 31,
                                                   ---------------------------------------------
                                                      1997              1996             1995
                                                   -----------      -----------      -----------

Allowance for doubtful accounts-
  Current receivables:
      Balance at beginning of year...............  $   629,000      $   948,000      $ 1,521,000
      Add (deduct)-
        Provision charged to income..............      114,000          214,000          451,000
        Receivables charged off as bad debts,
         net of recoveries.......................     (212,000)        (533,000)      (1,024,000)
                                                   -----------      -----------      -----------
      Balance at end of year.....................  $   531,000      $   629,000      $   948,000
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
  Long-term receivables:
      Balance at beginning of year...............  $ 7,165,000      $ 7,699,000      $    -
      Add (deduct)-
        Provision charged to income..............       -                -             7,699,000
        Receivables charged off as bad debts,
         net of recoveries.......................   (6,555,000)        (534,000)          -
                                                  ------------      -----------      -----------
      Balance at end of year..................... $    610,000      $ 7,165,000      $ 7,699,000
                                                  ------------      -----------      -----------
                                                  ------------      -----------      -----------





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ALLIED PRODUCTS CORPORATION
                           (Registrant)

March 25, 1998                          By:        /s/ RICHARD A. DREXLER
                                        ---------------------------------
                                            Richard A. Drexler, Chairman,
                                         President and Chief Executive,Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          *                         /s/ [RICHARD A. DREXLER]
                                    -------------------------------------------
                                    Richard A. Drexler, Chairman, President and
                                          Chief Executive Officer; Director

March 25, 1998            *                          /s/ [ROBERT J. FLECK]
                                    -------------------------------------------
                                    Robert J. Fleck, Vice President-Accounting,
                                    Chief Accounting and Administrative Officer

                          *                        /s/ [LLOYD DREXLER]
                                    -------------------------------------------
                                                  Lloyd Drexler,
                                                    Director

                                    -------------------------------------------
                                               William D. Fischer,
                                                   Director

                          *                        /s/ [STANLEY J. GOLDRING]
                                    -------------------------------------------
                                               Stanley J. Goldring,
                                                   Director

                          *                        /s/ [JOHN E. JONES]
                                    -------------------------------------------
                                                  John E. Jones,
                                                    Director

                          *                        /s/ [JOHN W. PUTH]
                                    -------------------------------------------
                                                      John W. Puth,
                                                        Director

                          *                        /s/ [MITCHELL I. QUAIN]
                                    -------------------------------------------
                                                       Mitchell I. Quain,
                                                           Director

                          *                        /s/ [S. S. SHERMAN]
                                    -------------------------------------------
                                                       S. S. Sherman,
                                                          Director

                          *         By:            /s/ [MARK C. STANDEFER]
                                    -------------------------------------------
                                                       Mark C. Standefer,
                                                         Attorney-in-fact


