Form 10-Q
period 1998-03-31
ALLIED PRODUCTS CORP /DE/
filed 1998-05-13
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____to____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)





            DELAWARE                                      38-029223
 -------------------------------              -------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,917,355 common shares, $.01 par value, as of April 30, 1998.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                          INTRODUCTION

                          CONDENSED CONSOLIDATED BALANCE SHEETS-
                            March  31, 1998 and December 31, 1997

                          CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME-
                            Three Months Ended March 31, 1998 and 1997

                          CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                            Three Months Ended March 31, 1998 and 1997

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

         EXHIBIT  INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of March 31, 1998 and for the three months ended March 31, 1998 and 1997) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1997 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended March 31,
                                                        --------------------------------
                                                             1998              1997
                                                        -------------      -------------

Net sales                                                $ 62,831,000      $ 72,881,000
Cost of products sold                                      43,974,000        55,226,000
                                                         ------------      ------------
  Gross profit                                           $ 18,857,000      $ 17,655,000
                                                         ------------      ------------

Other costs and expenses:
  Selling and administrative expenses                    $  8,671,000      $  8,493,000
  Interest expense                                          1,090,000           694,000
  Other (income) expense, net                                (128,000)          429,000
                                                         ------------      ------------
                                                         $  9,633,000      $  9,616,000
                                                         ------------      ------------
Income before taxes                                      $  9,224,000      $  8,039,000
Provision for income taxes                                  3,359,000         2,868,000
                                                         ------------      ------------
Net income                                               $  5,865,000      $  5,171,000
                                                         ============      ============

Earnings per common share:
  Basic                                                  $       0.49      $       0.42
                                                         ============      ============
  Diluted                                                $       0.48      $       0.41
                                                         ============      ============

Weighted average shares outstanding:
  Basic                                                    11,925,000        12,283,000
                                                         ============      ============
  Diluted                                                  12,112,000        12,514,000
                                                         ============      ============

Dividends per common share                               $       0.04      $     0.0333
                                                         ============      ============


The accompanying notes to condensed consolidated financial statements are an integral part of the statements.



            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            March 31,1998           December 31, 1997
                                                           ---------------          -----------------
Current Assets:
  Cash and cash equivalents                                 $   1,273,000            $       609,000
                                                           ---------------          -----------------
  Notes and accounts receivable, less allowances of
     $566,000 and $531,000, respectively                    $  74,531,000            $    54,729,000
                                                           ---------------          -----------------
  Inventories:
    Raw materials                                           $   6,654,000            $     6,193,000
    Work in process                                            81,620,000                 58,090,000
    Finished goods                                             15,185,000                 14,419,000
                                                           ---------------          -----------------
                                                            $ 103,459,000            $    78,702,000
                                                           ----------------         -----------------
 Deferred tax asset                                         $  12,773,000            $    12,773,000
                                                           ---------------          -----------------
 Prepaid expenses                                           $     457,000            $       415,000
                                                           ---------------          -----------------
       Total current assets                                 $ 192,493,000            $   147,228,000
                                                           ---------------          -----------------

 Plant and Equipment, at cost:
    Land                                                    $   2,243,000            $     2,243,000
    Building and improvements                                  45,748,000                 40,750,000
    Machinery and equipment                                    53,407,000                 51,339,000
                                                           ---------------          -----------------
                                                            $ 101,398,000            $    94,332,000
   Less-Accumulated depreciation and amortization              50,150,000                 48,811,000
                                                           ---------------          -----------------
                                                            $  51,248,000            $    45,521,000
                                                           ---------------          -----------------
 Other Assets:
    Deferred tax asset                                      $   4,071,000            $     4,071,000
    Deferred charges (goodwill), net of amortization            1,447,000                  1,491,000
    Other                                                       1,931,000                  1,472,000
                                                           ---------------          -----------------
                                                            $   7,449,000            $     7,034,000
                                                           ---------------          -----------------
                                                            $ 251,190,000            $   199,783,000
                                                           ===============          =================




The accompanying notes to consolidated financial statements are an integral part of these statements.


            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                         March 31,1998           December 31, 1997
                                                                        ---------------          ------------------
Current Liabilities:
  Revolving credit agreement                                             $  79,600,000            $     50,400,000
  Current portion of long-term debt                                            268,000                     268,000
  Accounts payable                                                          35,962,000                  19,923,000
  Accrued expenses                                                          23,997,000                  25,145,000
                                                                        ---------------          ------------------
         Total current liabilities                                       $ 139,827,000            $     95,736,000
                                                                        ---------------          ------------------
Long-term debt, less current portion shown above                         $     602,000            $        670,000
                                                                        ---------------          ------------------
Other long-term liabilities                                              $  12,696,000            $     10,353,000
                                                                        ---------------          ------------------
Commitments and Contingencies
Shareholders' Investment:
   Preferred stock:
       Undesignated-authorized 1,500,000 shares at March 31,
         1998 and  December 31, 1997; none issued                        $      -                 $         -
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at March 31,
       1998 and December 31, 1997                                              140,000                     140,000
   Additional paid-in capital                                               94,379,000                  94,709,000
   Retained earnings                                                        45,817,000                  40,428,000
                                                                        ---------------          ------------------
                                                                         $ 140,336,000            $    135,277,000
   Less: Treasury stock, at cost:  2,130,269 and 2,144,263
     shares at March 31, 1998 and December 31, 1997,
     respectively                                                          (42,271,000)                (42,253,000)
                                                                        ---------------          ------------------
         Total shareholder's equity                                      $  98,065,000            $     93,024,000
                                                                        ---------------          ------------------

                                                                         $ 251,190,000            $    199,783,000
                                                                        ===============          ==================



The accompanying notes to consolidated financial statements are an integral part of these statements.


            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended March 31,
                                                                          ------------------------------------------
                                                                                1998                       1997
                                                                          --------------             ---------------
Cash Flows from Operating Activities:
   Net income                                                              $  5,865,000               $   5,171,000
   Adjustments to reconcile net income to net cash
      used for operating activities:
      Gains on sales of operating and nonoperating assets                       (15,000)                   (124,000)
      Depreciation and amortization                                           1,350,000                   1,244,000
      Amortization of deferred charges                                           44,000                      44,000
      Deferred income tax provision                                           2,888,000                   2,528,000
      Changes in noncash assets and liabilities, net of
       noncash transactions:
         (Increase) in accounts receivable                                  (19,851,000)                (26,922,000)
         (Increase) decrease in inventories                                 (24,757,000)                  1,621,000
         (Increase) decrease in prepaid expenses                                (42,000)                     21,000
         Increase in accounts payable and accrued expenses                   14,415,000                   3,120,000
      Other,net                                                                (551,000)                    (62,000)
                                                                          --------------             ---------------
   Net cash used for operating activities                                  $(20,654,000)              $ (13,359,000)
                                                                          --------------             ---------------

Cash Flows from Investing Activities:
   Additions to plant and equipment                                        $ (7,077,000)              $  (2,873,000)
   Proceeds from sales of plant and equipment                                    15,000                     385,000
                                                                          --------------             ---------------
   Net cash used for investing activities                                  $ (7,062,000)              $  (2,488,000)
                                                                          --------------             ---------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement                             $ 38,000,000               $  38,600,000
   Payments under revolving credit agreement                                 (8,800,000)                (10,300,000)
   Payments of short and long-term debt                                         (68,000)                    (48,000)
   Purchase of treasury stock                                                  (776,000)                (12,956,000)
   Dividends paid                                                                   -                         3,000
   Stock option transactions                                                     24,000                     856,000
                                                                          --------------             ---------------
Net cash provided from financing activities                                $ 28,380,000               $  16,155,000
                                                                          --------------             ---------------
Net increase in cash and cash equivalents                                  $    664,000               $     308,000
Cash and cash equivalents at beginning of year                                  609,000                     833,000
                                                                          --------------             ---------------
Cash and cash equivalents at end of year                                   $  1,273,000               $   1,141,000
                                                                          ==============             ===============




The accompanying notes to condensed consolidated financial statements are an integral part of the statements.




            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(1)      Accrued Expenses
         The Company's accrued expenses consist of the following:


                                                             3/31/98            12/31/97
                                                          -----------         -----------

          Salaries and wages                              $ 7,345,000         $ 5,560,000
          Warranty                                          4,987,000           4,938,000
          Self insurance accruals                           1,310,000           2,858,000
          Pensions, including retiree health                4,719,000           6,439,000
          Taxes, other than income taxes                    1,083,000           1,158,000
          Environmental matters                             1,777,000           1,810,000
          Other                                             2,776,000           2,382,000
                                                          -----------         -----------
                                                          $23,997,000         $25,145,000
                                                          ===========         ===========

(2)      Earnings Per Common Share
                  During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
         128)--Earnings per Share. Earnings per common share and weighted average shares outstanding for the three months ended March 31, 1997 have been restated to reflect the effect of a three-for-two stock split in 1997 and the effect of adopting the provisions of this accounting standard. Basic earnings per common share is based on the average number of common shares outstanding-11,925,000 and 12,283,000 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options -187,000 and 231,000 for the three months ended March 31, 1998 and 1997, respectively.

(3)      Contingent  Liabilities
                  The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

                  Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to a note receivable taken in connection with the sale of the business and assets of the former Littell division. Collections from this note in the first quarter of 1998 totaled $195,000 and were included in "Other

         (income) expense."

                  Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to the sale by the Company of a site in Coldwater, Ohio that was contingent on the issuance by the State of Ohio, Ohio Environmental Protection Agency, of a covenant not to sue. On March 31, 1998, The Ohio Environmental Protection Agency issued the covenant not to sue and the Company expects to close on the sale of this facility for cash in mid May 1998

                  At March 31, 1998, the Company was contingently liable for approximately $1,034,000 primarily relating to outstanding letters of credit.

(4)      Income Taxes
                  The provision for income taxes in the first quarter of 1998 and 1997 is based upon the Federal statutory rates adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for a further discussion related to income taxes.

(5)      Summary of Other (Income) Expense
                  Other (income) expense for the three month periods ended March 31, 1998 and 1997 consists of the following:



                                                      For the three months ended
                                                      --------------------------
                                                       3/31/98          3/31/97
                                                      ---------       ----------

          Interest income                             $ (46,000)      $ (17,000)
          Goodwill amortization                          44,000          44,000
          Net (gain) on sales of operating and
           non-operating assets                         (15,000)       (124,000)
          Litigation settlements/insurance provisions      -            442,000
          Credit for recovery of long-term note
           receivable                                  (195,000)           -
          Other miscellaneous                            84,000          84,000
                                                      ----------      ---------
                                                      $(128,000)      $ 429,000
                                                      ==========      =========

(6)      Subsequent Event
                 On March 30, 1998, the Company announced that it had reached a definitive agreement to purchase substantially all of the assets and assume certain liabilities of Great Bend Manufacturing Company located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front-end loaders, which are used principally in agricultural applications. Subsequent to the end of the first quarter of 1998, the Company completed the purchase of this operation from Owosso Corporation. The purchase price was approximately $10,000,000 cash.

                  On April 23, 1998, the Company announced that it had acquired for cash the assets of Universal Turf Equipment Corporation, located in Opp, Alabama. Universal manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
         Net sales for the first quarter of 1998 were $62,831,000 compared to net sales of $72,881,000 reported in the first quarter of 1997. The majority of the decrease was related to the sale of the Company's Coz division in the fourth quarter of 1997. Income before taxes was $9,224,000 in the first quarter of 1998 compared to income before taxes of $8,039,000 reported in the same quarter of the prior year. Net income was $5,865,000 ($.49 per common share-basic) in the first quarter of 1998 compared to net income of $5,171,000 ($.42 per common share-basic) in the first quarter of 1997. "Earnings per common share" and "Weighted average shares outstanding" have been restated for the three months ended March 31, 1997 to reflect the effect of a three-for-two stock split in 1997 and the effect of adopting Statement of Financial Accounting Standard No. 128 - Earnings per Share.

         At the Bush Hog division, net sales increased 8% in the first quarter of 1998 compared to the same quarter of the prior year. The majority of the increase was associated with the cutter and loader product lines. Cutter sales are benefitting from the upturn in cow/calf prices since the spring of 1997. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Loader sales benefitted from the introduction of a new line of front-end loaders offering updated mechanical and structural designs. Retail sales of Bush Hog products have also been strong in 1998. During the first quarter of 1998, gross profits and gross profit margins have improved compared to the same quarter of the prior year. These improvements were associated with increased labor efficiency resulting from improved production techniques and the addition of new equipment. Facility utilization also increased in the first quarter of 1998.

         Net sales at the Verson division decreased by over 14% in the first quarter of 1998 compared to the same quarter of the prior year. Revenue and profits are recognized on a percentage of completion basis for press production at this division. The decrease in net sales relates to the mix of production in each of the related quarters. In the first quarter of 1997, production was completed on the third "A" press for Chrysler. Current year production did not include any "A" size press manufacturing. In addition, delivery date extensions have also resulted in lower press revenue in the first quarter of 1998. The division was also affected by the impact of a late winter snow storm resulting in disruption of production for a few days. Gross profits and gross profit margins have improved in the first quarter of the current year. Favorably affecting margins was the settlement of a claim against a third party, which negatively impacted periods prior to 1997. The impact of this settlement was partially offset by the effects of lower margins on jobs in process. Generally speaking, smaller presses carry lower margins than the larger presses which were being produced in the first quarter of 1997. The division also experienced a substantial increase in costs associated with significant new operational changes which were required because of the large increase in new orders and the related plant expansion.

         Selling and administrative expenses increased in the first quarter of 1998 to $8,671,000 (13.8% of net sales) from $8,493,000 (11.7% of net sales) in the same quarter of the prior year. At the Bush Hog division, increases in selling expenses were principally associated with the effects of the increase in sales volume as discussed above. Selling expense increases at the Verson division were related to the establishment of an international marketing department in the last half of 1997. Administrative expense increases at the Verson division were the result of staff expansion, including the impact of the new Precision Press Industry division which started operations in the last quarter of 1997. Legal fees associated with the settlement of a claim at the Verson division (as noted above) also resulted in administrative cost increases. Corporate administrative costs decreased in 1998 due to staff retirements in the last half of the prior year.

         Interest expense in the first quarter of 1998 was $1,090,000 compared to interest expense of $694,000 in the first quarter of 1997. Increased borrowing needs were related to increased inventory and receivable levels at the Bush Hog and Verson divisions. Increased borrowing needs were primarily due to fixed asset additions over the last twelve months as well as the impact of decreased customer deposits and progress payments against press orders at the Verson division.

         Reference is made to Note 5 of Notes to Consolidated Condensed Financial Statements for an analysis of Other (income) expense in the first quarter of 1998 and 1997. It should be noted that "Litigation settlements/insurance provisions" in the first quarter of 1997 included income of $1,550,000 from the settlement of an environmental claim against the former owner of an idle facility, and additional expenses of approximately $1,950,000 related primarily to product liability claims of certain former divisions of the Company.

FINANCIAL CONDITION AND LIQUIDITY
         Working  capital at March 31, 1998 was  $52,666,000  (current  ratio of
1.38 to 1.0) compared to working capital of $51,492,000 (current ratio of 1.54 to 1.0) at December 31, 1997. Net receivables increased by $19,802,000 since the end of 1997. The vast majority of this increase was associated with the Bush Hog division where cash collections are dependent upon the retail sale of the product by the dealer. Sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. On a consolidated basis, inventory levels have increased by $24,757,000 since the end of 1997. The majority of the increase was related to the Verson division. This increase was the direct result of the number and the extent of jobs in process as well as the effects of delivery date extensions. Inventory levels at the Bush Hog division have also increased since the end of 1997 as a result of increased production associated with product demand increases.

         Fixed asset additions in the first quarter of 1998 totaled $7,077,000. The majority of these additions were represented by construction costs associated with a $28,000,000 expansion project at the Verson division. This project will more than double the size of Verson's assembly facility and will increase the division's capacity by approximately 35%. Expenditures for production machinery and equipment at both the Bush Hog and Verson divisions were also made in the first quarter of the year. It is anticipated that this equipment will result in reduced manufacturing costs and improvements in product quality.

         Net borrowings under the Company's Amended and Restated Credit Agreement increased by $29,200,000 since the end of 1997. These borrowings, along with internally generated cash, were used to finance working capital needs and fixed asset additions noted above.

         As of March 31, 1998, the Company had cash balances of $1,273,000 and additional funds of $43,463,000 available under its Amended and Restated Credit Agreement. Significant capital will be required to complete the expansion project at the Verson division as noted above. In addition, funds will be required for the purchase of the Great Bend Manufacturing Company during the second quarter of 1998 - see Subsequent Event below. The Company believes that the projected positive cash flow from the collection of Bush Hog and Verson receivables in the coming months ahead and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first quarter of 1998, the Company has been in compliance with all provisions of loan agreements in effect.

IMPACT FROM NOT YET EFFECTIVE RULES
         In June 1997, the FASB issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders subsequent to initial annual financial statement disclosure. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.
Comparative information for earlier years is also to be presented.

         In February 1998, the FASB issued SFAS No. 132--Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when other related SFAS were issued. The Company is in the process of evaluating the impact of these statements on its financial reporting.


SUBSEQUENT EVENT
         On March 30, 1998, the Company announced that it had reached a definitive agreement to purchase substantially all of the assets and assume certain liabilities of Great Bend Manufacturing Company located in Great Bend,
Kansas. Great Bend manufactures and sells  tractor-mounted   front-end loaders,
which are used principally in agricultural applications. Subsequent to the end of the first quarter of 1998, the Company completed the purchases of this operation from Owosso Corporation. The purchase price was approximately $10,000,000 cash.

         On April 23, 1998, the Company announced that it had acquired for cash the assets of Universal Turf Equipment Corporation, located in Opp, Alabama. Universal manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment.


SAFE HARBOR STATEMENT
         Statements contained within the Management Discussion and Analysis of Financial Condition and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Bush Hog division, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

                           PART II - OTHER INFORMATION


Item 6.           Exhibit and Reports on Form 8-K

(a)      Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ALLIED PRODUCTS CORPORATION
                           ---------------------------
                                 (REGISTRANT)




May 13,1998                                 /s/ Robert J. Fleck
-----------                                 -------------------
                                            Robert J. Fleck
                                            Vice President- Accounting and Chief
                                             Accounting & Administrative Officer




May 13, 1998                                /s/ Mark C. Standefer
------------                                ---------------------
                                            Mark C. Standefer
                                            Vice President, General Counsel &
                                             Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT NO.                                          DESCRIPTION OF EXHIBITS
                                                     -----------------------
    27                                               Financial Data Schedules