Form 10-Q
period 1998-06-30
ALLIED PRODUCTS CORP /DE/
filed 1998-08-12
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,927,105 common shares, $.01 par value, as of July 31, 1998.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION
                   ---------------------

                   ITEM 1. FINANCIAL STATEMENTS

                           INTRODUCTION

                           CONDENSED CONSOLIDATED BALANCE SHEETS-
                            June  30, 1998 and December 31, 1997

                           CONDENSED CONSOLIDATED  STATEMENTS OF INCOME-
                            Three and Six Months Ended June 30, 1998 and 1997

                           CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                            Six Months Ended June 30, 1998 and 1997

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

                   ITEM 1.  NOT APPLICABLE

                   ITEM 2.  NOT APPLICABLE

                   ITEM 3.  NOT APPLICABLE

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   ITEM 5.  OTHER INFORMATION

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES
         ----------

         EXHIBIT  INDEX
         --------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1997 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of  operations  for the three and six month  periods  ended
June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           June 30, 1998          December 31,1997
                                                           -------------          ----------------

Current Assets:
  Cash and cash equivalents                                $     489,000          $        609,000
                                                           -------------          ----------------
  Notes and accounts receivable, less allowances of
     $652,000 and $531,000, respectively                   $  67,724,000          $     54,729,000
                                                           -------------          ----------------
  Inventories:
    Raw materials                                          $   8,986,000          $      6,193,000
    Work in process                                          103,630,000                58,090,000
    Finished goods                                            17,416,000                14,419,000
                                                           -------------          ----------------
                                                           $ 130,032,000          $     78,702,000
                                                           -------------          ----------------
 Deferred tax asset                                        $  12,773,000          $     12,773,000
                                                           -------------          ----------------
 Prepaid expenses                                          $     533,000          $        415,000
                                                           -------------          ----------------
       Total current assets                                $ 211,551,000          $    147,228,000
                                                           -------------          ----------------

 Plant and Equipment, at cost:
    Land                                                   $   2,170,000          $      2,243,000
    Building and improvements                                 51,557,000                40,750,000
    Machinery and equipment                                   58,121,000                51,339,000
                                                           -------------          ----------------
                                                           $ 111,848,000          $     94,332,000
   Less-Accumulated depreciation and amortization             46,285,000                48,811,000
                                                           -------------          ----------------
                                                           $  65,563,000          $     45,521,000
                                                           -------------          ----------------
 Other Assets:
    Deferred tax asset                                     $   4,071,000          $      4,071,000
    Deferred charges (goodwill), net of amortization           6,618,000                 1,491,000
    Other                                                      3,353,000                 1,472,000
                                                           -------------          ----------------
                                                           $  14,042,000          $      7,034,000
                                                           -------------          ----------------
                                                           $ 291,156,000          $    199,783,000
                                                           =============          ================



The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                     June 30, 1998          December 31, 1997
                                                                     -------------          -----------------

Current Liabilities:
  Revolving credit agreement                                         $ 109,200,000          $      50,400,000
  Current portion of long-term debt                                        388,000                    268,000
  Accounts payable                                                      35,114,000                 19,923,000
  Accrued expenses                                                      24,868,000                 25,145,000
                                                                     -------------          -----------------
         Total current liabilities                                   $ 169,570,000          $      95,736,000
                                                                     -------------          -----------------
Long-term debt, less current portion shown above                     $   1,235,000          $         670,000
                                                                     -------------          -----------------
Other long-term liabilities                                          $  15,636,000          $      10,353,000
                                                                     -------------          -----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares at June 30,
         1998 and  December 31, 1997; none issued                    $      -               $          -
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at June 30,
       1998 and December 31, 1997                                          140,000                    140,000
   Additional paid-in capital                                           94,336,000                 94,709,000
   Retained earnings                                                    52,350,000                 40,428,000
                                                                     -------------          -----------------
                                                                     $ 146,826,000          $     135,277,000
   Less: Treasury stock, at cost:  2,120,144 and 2,144,263
     shares at June 30, 1998 and December 31, 1997,
     respectively                                                      (42,111,000)               (42,253,000)
                                                                     -------------          -----------------
         Total shareholder's equity                                  $ 104,715,000          $      93,024,000
                                                                     -------------          -----------------

                                                                     $ 291,156,000          $     199,783,000
                                                                     =============          =================



 The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                              Three Months Ended June 30,              Six Months Ended June 30,
                                            -------------------------------     ------------------------------------
                                                 1998             1997                1998                  1997
                                            -------------     -------------     -------------          -------------

Net sales                                   $  88,985,000     $  76,902,000     $ 151,816,000          $ 149,783,000

Cost of products sold                          69,908,000        57,323,000       113,882,000             112,549,000
                                            -------------     -------------     ------------------     ---------------
  Gross profit                              $  19,077,000     $  19,579,000     $  37,934,000          $   37,234,000
                                            -------------     -------------     ------------------     ------------------

Other costs and expenses:

  Selling and administrative expenses       $   8,859,000     $   8,775,000     $  17,530,000           $ 17,268,000

  Interest expense                              1,447,000           958,000         2,537,000              1,652,000

  Other (income) expense, net                  (1,736,000)          112,000        (1,864,000)               541,000
                                            -------------     -------------     --------------          ------------

                                            $   8,570,000     $   9,845,000     $  18,203,000           $ 19,461,000
                                            -------------     -------------     -------------           ------------

Income before taxes                         $  10,507,000     $   9,734,000     $  19,731,000           $ 17,773,000

Provision for income taxes                      3,497,000         3,528,000         6,856,000              6,396,000
                                            -------------     -------------     -------------           ------------

Net income and comprehensive net income     $   7,010,000     $   6,206,000     $  12,875,000           $ 11,377,000
                                            =============     =============     =============           ============

Earnings per common share:
  Basic                                     $        0.59     $        0.51     $        1.08           $       0.93
                                            =============     =============     =============           ============

  Diluted                                   $        0.58     $        0.50     $        1.06           $       0.91
                                            =============     =============     =============           ============

Weighted average shares outstanding:
  Basic                                        11,923,000        12,120,000        11,924,000             12,202,000
                                            =============     =============     =============           ============

  Diluted                                      12,099,000        12,366,000        12,105,000             12,440,000
                                            =============     =============     =============           ============

Dividends per common share                  $        0.04     $      0.0333     $        0.08           $     0.0667
                                            =============     =============     =============           ============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended June 30,
                                                                                -------------------------------------
                                                                                      1998                  1997
                                                                                ---------------        --------------

Cash Flows from Operating Activities:
   Net income                                                                   $   12,875,000         $  11,377,000
   Adjustments to reconcile net income to net cash
      used for operating activities:
      Gains on sales of operating and nonoperating assets                           (1,972,000)             (143,000)
      Depreciation and amortization                                                  2,743,000             2,525,000
      Amortization of deferred charges                                                 132,000                89,000
      Deferred income tax provision                                                  5,900,000             5,648,000
      Changes in noncash assets and liabilities, net of
        noncash transactions:
         (Increase) in accounts receivable                                         (10,448,000)          (22,151,000)
         (Increase) in inventories                                                 (48,394,000)           (4,517,000)
         (Increase) decrease in prepaid expenses                                      (100,000)               15,000
         Increase (decrease)  in accounts payable and accrued expenses              13,070,000               (27,000)
      Other,net                                                                     (1,455,000)              113,000
                                                                                ---------------        --------------
   Net cash used for operating activities                                       $  (27,649,000)        $  (7,071,000)
                                                                                ---------------        --------------

Cash Flows from Investing Activities
   Additions to plant and equipment                                             $  (22,060,000)        $  (7,233,000)
   Payment for businesses acquired                                                 (11,290,000)                -
   Proceeds from sales of plant and equipment                                        3,383,000               404,000
                                                                                ---------------        --------------
   Net cash used for investing activities                                       $  (29,967,000)        $  (6,829,000)
                                                                                ---------------        --------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement                                  $   92,400,000         $  63,700,000
   Payments under revolving credit agreement                                       (33,600,000)          (36,900,000)
   Payments of short and long-term debt                                               (135,000)              (96,000)
   Purchase of treasury stock                                                         (776,000)          (12,956,000)
   Dividends paid                                                                     (478,000)             (407,000)
   Stock option transactions                                                            85,000               894,000
                                                                                ---------------        --------------
Net cash provided from financing activities                                     $   57,496,000         $  14,235,000
                                                                                ---------------        --------------
Net increase (decrease) in cash and cash equivalents                            $     (120,000)        $     335,000
Cash and cash equivalents at beginning of year                                         609,000               833,000
                                                                                ---------------        --------------
Cash and cash equivalents at end of period                                      $      489,000         $   1,168,000
                                                                                ===============        ==============




The accompanying notes to condensed consolidated financial statements are an integral part of the statements

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements


(1) Accrued Expense
    ---------------

    The Company's accrued expenses consist of the following:


                                              6/30/98           12/31/97
                                             ---------         -----------
    Salaries and wages                    $  8,070,000        $  5,560,000
    Warranty                                 4,831,000           4,938,000
    Self insurance accruals                  1,515,000           2,858,000
    Pensions, including retiree health       5,052,000           6,439,000
    Taxes, other than income taxes           1,349,000           1,158,000
    Environmental matters                    1,463,000           1,810,000
    Other                                    2,588,000           2,382,000
                                          ------------         -----------
                                          $ 24,868,000        $ 25,145,000
                                          ============        ============

(2)      Earnings Per Common Share
         -------------------------

                  During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
         128)--Earnings per Share. Earnings per common share and weighted average shares outstanding for the three and six months ended June 30, 1997 have been restated to reflect the effect of a three-for-two stock split in 1997 and the effect of adopting the provisions of this accounting standard. Basic earnings per common share for the periods in 1998 is based on the average number of common shares outstanding (11,923,000 and 11,924,000 for the three and six months ended June 30, 1998, respectively). Diluted earnings per common share for the same periods is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options (176,000 and 181,000 for the three and six months ended June 30, 1998, respectively). Basic earnings per common share for the periods in 1997 is based on the average number of common shares outstanding (12,120,000 and 12,202,000 for the three and six months ended June 30, 1997, respectively). Diluted earnings per common share for the same periods in 1997 is based on the average number of common shares outstanding, as noted previously, increased by the dilutive effect of outstanding options (246,000 and 238,000 for the three and six months ended June 30, 1997, respectively).

(3)      Acquisitions
         ------------

                  During the second quarter of 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front-end loaders which are used principally in agricultural applications. The
         Company also acquired in the second quarter of 1998 substantially all of the assets of Universal Turf Equipment Corporation (Universal Turf) located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. The impact of these acquisitions on the consolidated operating results of the Company in the second quarter and first half of 1998 is not considered significant.

(4)      Dispositions/Sales of Assets
         ----------------------------

                  "Other (income) expense, net" for the six months ended June 30, 1998 includes gains of approximately $1,972,000 ($1,957,000 in the second quarter)primarily related to the sale of the Coldwater, Ohio facility noted below.

(5)      Contingent Liabilities
         ----------------------

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

                  Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to a note receivable taken in connection with the sale of the business and assets of the former Littell division. Collections from this note in the six months ended June 30, 1998 totaled $390,000 ($195,000 in the second quarter) and were included in "Other (income) expense."

                  Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to the sale by the Company of a site in Coldwater, Ohio that was contingent on the issuance by the State of Ohio, Ohio Environmental Protection Agency, of a covenant not to sue. On March 31, 1998, the Ohio Environmental Protection Agency issued the covenant not to sue. The Company closed on the sale of this facility for cash of $3,156,000 on May 13, 1998.

                  At June 30, 1998, the Company was contingently liable for approximately $1,048,000 primarily relating to outstanding letters of credit.

(6)      Income Taxes
         ------------

                  The provision for income taxes in the first half of 1998 and 1997 is based upon the Federal statutory rates adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for a further discussion related to income taxes.

(7)      Summary of Other (Income) Expense
         ---------------------------------

                  Other (income) expense for the three and six month periods ended June 30, 1998 and 1997 consists of the following:

                                                 For the three months ended                For the six months ended
                                                 --------------------------             ------------------------------
                                                    6/30/98         6/30/97                6/30/98            6/30/97
                                                 -------------    ----------            -----------         ----------

         Interest income                         $   (41,000)     $ (23,000)            $   (87,000)         $ (40,000)
         Goodwill amortization                        87,000         45,000                 132,000             89,000
         Net (gain) loss on sales
           of operating and non-
           operating assets                       (1,957,000)       (18,000)             (1,972,000)          (143,000)
         Litigation
           settlements/insurance
           provision                                 569,000        115,000                 569,000            557,000
         Payments received
           long-term notes
           receivable reserved for
           as uncollectible                         (195,000)      (500,000)               (390,000)          (500,000)
         Other miscellaneous                        (199,000)       493,000                (116,000)           578,000
                                                 ------------     ----------            ------------         ----------
                                                 $(1,736,000)     $ 112,000             $(1,864,000)         $ 541,000
                                                 ============     ==========            ============         ==========

(8)      Financial Arrangements
         ----------------------

                  On June 30, 1998 the Company entered into an amendment to the Amended and Restated Credit Agreement. The amendment provides for up to $145,000,000 (from $125,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent in the ratio of Funded Debt to Operating Cash Flow) rate. The funds may be used for future working capital needs of the Company, fixed asset additions and possible acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

         During the second quarter of 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front-end loaders which are used principally in agricultural applications. The Company also acquired in the second quarter of 1998 substantially all of the assets of Universal Turf Equipment Corporation (Universal Turf) located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. The impact of these acquisitions on the consolidated operating results of the Company in the second quarter and first half of 1998 is not considered significant.
         During the fourth quarter of 1997, the Company sold for cash substantially all of the assets of its Coz division. The purchaser also assumed certain specified liabilities associated with this division.

First Half of 1998 Compared to First Half of 1997
-------------------------------------------------

         Net sales in the first half of 1998 were $151,816,000 compared to net sales of $149,783,000 reported in the first half of 1997. Increased sales at the Bush Hog division more than offset the loss of revenues associated with the Company's former Coz division, which was sold in the fourth quarter of 1997. Income before taxes in the first half of the current year was $19,731,000 compared to income before taxes of $17,773,000 reported in the first half of the prior year. Income before taxes in the first half of 1998 included gains of approximately $1,972,000 primarily related to the sale of the Coldwater, Ohio facility - see Note 4 of Notes to Condensed Consolidated Financial Statements. Net income was $12,875,000 ($1.08 per common share-basic) in the first half of 1998 compared to net income of $11,377,000 ($.93 per common share-basic) in the first half of 1997. "Earnings per common share" and "Weighted average shares outstanding" have been restated for the three and six months ended June 30, 1997 to reflect the effect of a three-for-two stock split in 1997 and the effect of adopting Statement of Financial Accounting Standards
(SFAS) No. 128-Earnings per Share.

         At the Bush Hog and Great Bend divisions, net sales increased 18% in the first half of 1998 compared to the first half of 1997. The majority of the increase was associated with the cutter products line at the Bush Hog division. Cutter sales have benefitted from the end of the cattle herd liquidation cycle in the spring of 1997. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf
(sod) growers and for golf course maintenance. Loader sales have also increased in the current year, with the majority of the increase in this product line related to the acquisition of the Great Bend division, as noted above. Sales of the Great Bend division represent approximately 25% of the overall increase in agricultural product sales in the first half of 1998 compared to the first half of 1997. Gross profits and gross profit margins increased in the first half of the current year due to the effects of favorable manufacturing variances which resulted from increased facility utilization (production) including longer production lot sizes and increased labor efficiencies. The impact of increased sales volume also resulted in increased gross profits in 1998.

         Severe weather conditions in the southwestern United States as well as some local flooding in the central part of the country are anticipated to result in lower than expected sales for the Company's agricultural products in the third quarter. Some cattle herd liquidation has taken place in the southwest as a result of drought conditions. Commodity prices have also decreased in the first half of 1998. As a result, the Bush Hog division expects to scale back production schedules in the third quarter of 1998 to adjust to market conditions.

         Net sales at the Verson division increased by 8% in the first half of 1998 compared to the first half of 1997. Revenue and profits are recognized on a percentage of completion basis for press production at this division. The increase in net sales was primarily related to increased press orders received during the second quarter of 1998 including the recently announced major orders for presses of approximately $80,000,000. Gross profits and gross profit margins decreased at the Verson division in the first half of 1998 compared to the same six month period of 1997. Margins have been negatively impacted by manufacturing constraints associated with insufficient manufacturing causing the division to outsource an increased level of production, resulting in increased costs. The mix of production has also resulted in inefficiencies. Production in the first half of 1998 included newly designed presses for each of the major U.S. auto manufacturers. Some of the engineering requirements related to these and other orders have also been subcontracted out. These manufacturing problems have led to the delayed shipment of certain presses. Warranty costs have also increased in 1998 due to the increased sales volume and mix of products manufactured. These increased costs were partially offset by the settlement of a claim against a third party, which negatively impacted periods prior to 1997.

         Selling and administrative expenses increased in the first half of 1998 to $17,530,000 from $17,268,000 in the first half of 1997. As a percent of net sales, these costs remained constant. Selling expense increases were primarily related to increased commissions at the Bush Hog division (associated with increased sales), costs related to the establishment of an international sales and marketing department at the Verson division (primarily salaries and travel costs) and the acquisition of the Great Bend division as noted above. These increases were partially offset by decreased costs associated with the sale of the Coz division in the fourth quarter of 1997.
Administrative costs have decreased in the first half of 1998. Cost increases related to staff expansion and legal fees associated with the settlement of a claim at the Verson division and the acquisition of the Great Bend division were offset by the impact of certain Corporate Office retirements in late 1997 and the sale of the Coz division.

         Interest expense in the first half of 1998 was $2,537,000 compared to interest expense of $1,652,000 reported in the first half of the prior year. Increased borrowing needs were related to higher consolidated receivable levels (primarily associated with Bush Hog's increased sales volume) and increased inventory levels (primarily associated with the Verson division where shipment delays have occurred). Other borrowing needs included fixed asset additions over the past twelve months, including the Verson plant expansion, the impact of decreased customer deposits and progress payments against press orders at the Verson division, and the acquisitions of Great Bend and Universal Turf in the second quarter of 1998. Interest expense in the first half of 1998 was partially offset by the interest cost capitalized relating to the Company's building expansion project at the Verson division.

         Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first half of 1998 and 1997.

Second Quarter of 1998 Compared to Second Quarter of 1997
---------------------------------------------------------

         Net sales in the second quarter of 1998 were $88,985,000 compared to net sales of $76,902,000 reported in the second quarter of 1997. Income before taxes in the second quarter of the current year was $10,507,000 compared to income before taxes of $9,734,000 reported in the second quarter of the prior year. Income before taxes in the second quarter of 1998 included gains of approximately $1,957,000 primarily related to the sale of the Coldwater, Ohio facility - see Note 4 of Notes to Condensed Consolidated Financial Statements. Net income was $7,010,000 ($.59 per common share-basic) in the second quarter of 1998 compared to net income of $6,206,000 ($.51 per common share-basic) in the second quarter of 1997. Reference is made to the restatement of "Earnings per common share" and "Weighted average share outstanding" noted above.

         At the Bush Hog and Great Bend divisions, net sales increased 27% in the second quarter of 1998 compared to the same quarter of the prior year, with approximately one-third of this increase related to the acquisition of Great Bend. The majority of the increase was related to Bush Hog's cutter product lines. Loader sales also increased during the period at the Bush Hog division. Sales during the period benefitted from the effects of favorable spring planting conditions. Gross profits improved at the Bush Hog division in the second quarter of 1998 primarily due to increased sales volume noted above. Gross profit margins also improved compared to the second quarter of the prior year. Favorable manufacturing variances resulted from increased production lot sizes and increased labor efficiencies.

         At the Verson division, sales increased 28% in the second quarter of 1998 compared to thesecond quarter of the prior year. The entire increase was related to increased press production. As noted above, major press orders were received during the second quarter of 1998. Production has begun on these orders in order to meet delivery date deadlines. Gross profits and gross profit margins have decreased at the Verson division in the second quarter of the current year compared to the same quarter of 1997. Margins have been pressured by the impact of increased outsourcing of production and engineering services, increased warranty provisions and lack of adequate manufacturing capacity. The division is in the process of expanding its assembly area and construction will be completed in the last quarter of this year. Some press shipments have been delayed due to production problems. While no significant penalties have been incurred with these late shipments, the excess number of presses in the assembly and other manufacturing areas have led to manufacturing inefficiencies.

         Selling and administrative expenses have increased slightly in the second quarter of 1998 to $8,859,000 from $8,775,000 reported in the second quarter of 1997. As a percent of net sales, these costs have decreased to 10.0% in the second quarter of this year compared to 11.4% of net sales in the second quarter of the prior year. Increases in selling expenses at the Bush Hog division were primarily related to commissions associated with the increased sales volume. At the Verson division, increases were related to costs associated with the establishment of an international sales and marketing department. Great Bend (acquired in the second quarter of 1998) selling expenses also added to the consolidated increase in these costs. Administrative expenses decreased in the second quarter of 1998. The impact of Corporate Office retirements in the last half of 1997 was the main cause of this decrease.

         Interest expense in the second quarter of 1998 was $1,447,000 compared to interest expense of $958,000 reported in the second quarter of 1997. Increased borrowing needs were related to increased receivable levels of the Bush Hog division, increased inventory levels at the Verson division, fixed asset additions at both the Bush Hog and Verson divisions and the acquisitions of Great Bend and Universal Turf. Interest expense was partially offset by the interest cost capitalized relating to the Company's building expansion project at the Verson division.

         Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the second quarter of 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Working capital at June 30, 1998 was $41,981,000 (current ratio of 1.25 to 1.0) compared to working capital of $51,492,000 (current ratio of 1.54 to 1.0) at December 31, 1997. Net receivables increased by $12,995,000 since the end of 1997. The majority of the increase was associated with the Bush Hog division where cash collections are dependent upon the retail sale of the product by the dealer. Sales, which are typically strong in the first quarter of the year or just prior to the use season by the farmer, continued to be strong in the second quarter of 1998. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivables also increased with the acquisition of the Great Bend division. On a consolidated basis, inventory levels have increased $51,330,000 since the end of 1997. The majority of the increase was related to the Verson division and was the direct result of the number and extent of jobs in process, the impact of decreased customer deposits and progress payments against press orders and the effects of delivery date extensions. Inventory levels have also increased at the Bush Hog division where record first half sales have occurred in 1998. The acquisition of Great Bend also resulted in increased consolidated inventories.

         Fixed asset additions in the first half of 1998 (excluding acquisitions) totaled $22,060,000. The majority of these additions were represented by construction costs associated with a $28,000,000 expansion project at the Verson division. This project will more than double the size of Verson's assembly facility and increase the division's capacity by approximately 35%. This, combined with the division's focused factory concept and the overall strengthening of its infrastructure, should help alleviate capacity constraints at this operation. Expenditures for production machinery and equipment at all manufacturing divisions were also made in the first half of 1998. It is anticipated that the equipment will result in reduced manufacturing costs and improvements in product quality.

         Net  borrowings  under  the  Company's   Amended  and  Restated  Credit
Agreement increased by $58,800,000 since the end of 1997. These borrowings were used to finance working capital needs and fixed asset additions noted above.

         As of June 30, 1998, the Company had cash balances of $489,000 and additional funds of $33,963,000 available under its Amended and Restated Credit Agreement. Significant capital will be required to complete the expansion project at the Verson division as noted above. At the end of the second quarter of 1998, the Company entered into an amendment to the Amended and Restated Credit Agreement. The amendment provides for up to $145,000,000 (from $125,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. These funds may be used for future working capital needs of the Company, fixed asset additions and acquisitions. The Company believes the cash flow from operations and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. During the first half of 1998, the Company has been in compliance with all provisions of loan agreements in effect.

IMPACT FROM NOT YET EFFECTIVE RULES
-----------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related
Information. This statement establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders subsequent to initial annual financial statements disclosure. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective on an annual basis for financial statements for periods beginning after December 15, 1997. Interim reporting requirements begin in 1999. Comparative information for earlier years is also to be presented.

         In February 1998, the FASB issued SFAS No. 132 -Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when other related SFAS were issued. The Company is in the process of evaluating the impact of these statements on its financial reporting.

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company at this time does not participate in any transactions covered under the provisions of SFAS No. 133, which would be effective July 1, 1999.

SAFE HARBOR STATEMENT
---------------------

         Statements contained within the Management Discussion and Analysis of Financial Condition and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Bush Hog and Great Bend divisions, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

                           PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

            On  May  20,  1998  the  Registrant   held  its  annual  meeting  of
shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission.
The following item was voted on by the Company's shareholders:

         Election of Three  Directors.  Proxies for the meeting  were  solicited
         -----------------------------
pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The nominees received the following number of votes:

         Class B Directors - Terms expire in 2001 - Mr. L.A. Drexler,
         -------------------------------------------------------------
         Mr. John E. Jones and Mr. Stanley J. Goldring
         ---------------------------------------------
             For Mr. Drexler - 10,498,910; withheld from Mr. Drexler - 20,848. For Mr. Jones - 10,507,749; withheld from Mr. Jones - 12,009.
             For Mr. Goldring - 10,508,912; withheld from Mr. Goldring - 10,846

         The terms of the following directors continued after the meeting:

         Class C Directors - Terms expire in 1999
         ----------------------------------------
                  Mr. William D. Fischer and Mr. S.S. Sherman

         Class A  Directors - Terms expire in 2000
         -----------------------------------------
                  Mr. Richard A. Drexler, Mr. John Puth and Mr. Michell I.Quain
       .
         Approximately 1,397, 000 shares held by brokers and nominees were not voted in the election of directors.

         1999 Annual Meeting   After February 23, 1999, notice to the Company of
         -------------------
a shareholder proposal submitted for consideration at the 1999 Annual Meeting of Shareholders which is not submitted for inclusion in the Company's proxy statement and form of proxy, will be considered untimely and the persons named in the proxies solicited by the Company may exercise discretionary voting power with respect to any such proposal.


Item 5            Other Information
                  -----------------

                  Reference is made to Note 8 Financial Arrangements of " Notes to Condense Consolidated Financial Statements" and Exhibit 10 for information related to the Amendment to the Amended and Restated Credit Agreement.

Item 6.           Exhibit and Reports on Form 8-K
                  -------------------------------

(a)      Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1998.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ALLIED PRODUCTS CORPORATION
                                                ---------------------------
                                                       (REGISTRANT)




August 13,1998                      /s/ Robert J. Fleck
--------------                      -------------------
                                    Robert J. Fleck
                                    Vice President- Accounting and Chief
                                         Accounting & Administrative Officer




August 13, 1998                     /s/ Mark C. Standefer
---------------                     ---------------------
                                    Mark C. Standefer
                                    Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT NO.                       DESCRIPTION OF EXHIBITS

    10              Material Contract - Amendment No. 3 to the Credit Agreement
    27              Financial Data Schedules