Form 10-Q
period 1998-09-30
ALLIED PRODUCTS CORP /DE/
filed 1998-11-16
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____to____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
                   ------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,818,609 common shares, $.01 par value, as of October 31, 1998.

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                    INDEX


          PART I. FINANCIAL INFORMATION
                  ---------------------

                  ITEM 1.FINANCIAL STATEMENTS

                         INTRODUCTION

                         CONDENSED CONSOLIDATED BALANCE SHEETS-
                         September  30, 1998 and December 31, 1997

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three and Nine Months Ended September 30, 1998 and 1997

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-Nine Months Ended September 30, 1998 and 1997

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS


          PART II.OTHER INFORMATION
                  -----------------

                  ITEM 1.NOT APPLICABLE

                  ITEM 2.NOT APPLICABLE

                  ITEM 3.NOT APPLICABLE

                  ITEM 4.NOT APPLICABLE

                  ITEM 5.OTHER INFORMATION

                  ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES
          ----------

          EXHIBIT  INDEX
          --------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.       FINANCIAL STATEMENTS

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 INTRODUCTION

      The condensed consolidated financial statements included herein (as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1997 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        September 30, 1998       December 31, 1997
                                                       --------------------     -------------------
Current Assets:

  Cash and cash equivalents ........................   $            428,000     $           609,000
                                                       --------------------     -------------------
  Notes and accounts receivable, less allowances of
     $699,000 and $531,000, respectively ...........   $         64,928,000     $        54,729,000
                                                       --------------------     -------------------
  Inventories:
    Raw materials ..................................   $         10,015,000     $         6,193,000
    Work in process ................................            107,855,000              58,090,000
    Finished goods .................................             16,155,000              14,419,000
                                                      ---------------------     -------------------
                                                               $134,025,000     $        78,702,000
                                                      ---------------------     -------------------
 Deferred tax asset ................................   $         12,773,000     $        12,773,000
                                                       --------------------     -------------------
 Prepaid expenses ..................................   $            540,000     $           415,000
                                                       --------------------     -------------------
       Total current assets ........................           $212,694,000     $       147,228,000
                                                       --------------------     -------------------

 Plant and Equipment, at cost:
    Land ...........................................   $          2,366,000     $         2,243,000
    Buildings and improvements .....................             56,589,000              40,750,000
    Machinery and equipment ........................             62,088,000              51,339,000
                                                       --------------------     -------------------
                                                       $        121,043,000     $        94,332,000
   Less-Accumulated depreciation and amortization ..             47,792,000              48,811,000
                                                       --------------------     -------------------
                                                       $         73,251,000     $        45,521,000
                                                       --------------------     -------------------
 Other Assets:
    Deferred tax asset .............................   $          4,071,000     $         4,071,000
    Deferred charges (goodwill), net of amortization              6,173,000               1,491,000
    Other ..........................................              2,629,000               1,472,000
                                                       --------------------     -------------------
                                                       $         12,873,000     $         7,034,000
                                                       --------------------     -------------------

                                                       $        298,818,000     $       199,783,000
                                                       ====================     ===================




  The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                        September 30, 1998       December 31, 1997
                                                       --------------------     -------------------
Current Liabilities:
  Revolving credit agreement ........................  $        116,000,000     $        50,400,000
  Current portion of long-term debt .................               388,000                 268,000
  Accounts payable ..................................            50,560,000              19,923,000
  Accrued expenses ..................................            26,493,000              25,145,000
                                                       --------------------     -------------------
         Total current liabilities ..................  $        193,441,000     $        95,736,000
                                                       --------------------     -------------------
Long-term debt, less current portion shown above ....  $          1,168,000     $           670,000
                                                       --------------------     -------------------
Other long-term liabilities .........................  $         10,646,000     $        10,353,000
                                                       --------------------     -------------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares
       at September 30, 1998 and December 31,
       1997; none issued ............................  $             --         $            --
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at
      September 30, 1998 and December 31, 1997 ......               140,000                 140,000
   Additional paid-in capital .......................            94,309,000              94,709,000
   Retained earnings ................................            41,578,000              40,428,000
                                                       --------------------     -------------------
                                                       $        136,027,000     $       135,277,000
   Less: Treasury stock, at cost:  2,160,740 and
     2,144,263 shares at September 30, 1998 and
     December 31, 1997, respectively ................           (42,464,000)            (42,253,000)
                                                       --------------------     -------------------
         Total shareholder's equity .................  $         93,563,000     $        93,024,000
                                                       --------------------     -------------------

                                                       $        298,818,000     $       199,783,000
                                                       ====================     ===================



  The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)


                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------        -------------------------------
                                             1998               1997                 1998              1997
                                        -------------      -------------        -------------     -------------


Net sales ...........................   $  77,184,000      $  63,714,000        $ 229,000,000     $ 213,497,000
Cost of products sold ...............      81,071,000         47,515,000          194,953,000       160,064,000
                                        -------------      -------------        -------------     -------------
  Gross profit(loss) ................   $  (3,887,000)     $  16,199,000        $  34,047,000     $  53,433,000
                                        -------------      -------------        -------------     -------------

Other costs and expenses:

  Selling and administrative expenses   $   9,571,000      $   9,217,000        $  27,101,000     $  26,485,000

  Interest expense ..................       1,802,000            847,000            4,339,000         2,499,000

  Other (income) expense, net .......         379,000         (1,623,000)          (1,485,000)       (1,082,000)
                                        -------------      -------------        -------------     -------------

                                        $  11,752,000      $   8,441,000        $  29,955,000     $  27,902,000
                                        -------------      -------------        -------------     -------------

Income (loss) before taxes ..........   $ (15,639,000)     $   7,758,000        $   4,092,000     $  25,531,000

Provision (credit) for income taxes .      (5,343,000)         2,745,000            1,513,000         9,141,000
                                        -------------      -------------        -------------     -------------

Net income (loss) and comprehensive
  net income(loss) ..................   $ (10,296,000)     $   5,013,000        $   2,579,000     $  16,390,000
                                        =============      =============        =============     =============

Earnings (loss) per common share:
  Basic                                 $       (0.86)     $        0.42        $        0.22     $        1.35
                                        =============      =============        =============     =============

  Diluted                               $       (0.86)     $        0.41        $        0.21     $        1.32
                                        =============      =============        =============     =============

Weighted average shares outstanding:
  Basic                                    11,914,000         12,091,000           11,920,000        12,165,000
                                        =============      =============        =============     =============

  Diluted                                  11,996,000         12,358,000           12,069,000        12,412,000
                                        =============      =============        =============     =============

Dividends per common share              $        0.04      $        0.04        $        0.12     $        0.11
                                        =============      =============        =============     =============







  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              1998              1997
                                                                         -------------    --------------
Cash Flows from Operating Activities:
   Net income ........................................................   $   2,579,000    $   16,390,000
   Adjustments to reconcile net income to net cash provided from
      (used for) provided from operating activities:
      Gains on sales of operating and nonoperating assets ............      (1,962,000)         (151,000)
      Depreciation and amortization ..................................       4,406,000         3,840,000
      Amortization of deferred charges ...............................         240,000           133,000
      Deferred income tax provision ..................................         958,000         8,065,000
      Changes in noncash assets and liabilities, net of
        noncash transactions:
         (Increase) in accounts receivable ...........................      (7,710,000)       (9,572,000)
         (Increase) in inventories ...................................     (52,387,000)      (12,079,000)
         (Increase) decrease in prepaid expenses .....................        (107,000)           16,000
         Increase (decrease)  in accounts payable and accrued expenses      30,143,000         2,418,000
      Other,net ......................................................        (713,000)           65,000
                                                                         -------------     -------------
   Net cash provided from (used for) operating activities ............   $ (24,553,000)   $    9,125,000
                                                                         -------------     -------------

Cash Flows from Investing Activities
   Additions to plant and equipment ..................................   $ (31,411,000)   $  (10,165,000)
   Payment for businesses acquired ...................................     (10,953,000)           --
   Proceeds from sales of plant and equipment ........................       3,373,000           414,000
                                                                         -------------    -------------
   Net cash used for investing activities ............................   $ (38,991,000)   $   (9,751,000)
                                                                         -------------    -------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement .......................   $ 131,400,000    $   83,100,000
   Payments under revolving credit agreement .........................     (65,800,000)      (67,000,000)
   Payments of short and long-term debt ..............................        (202,000)         (145,000)
   Purchase of treasury stock ........................................      (1,171,000)      (15,995,000)
   Dividends paid ....................................................        (955,000)         (811,000)
   Stock option transactions .........................................          91,000         1,147,000
                                                                         -------------    --------------
Net cash provided from financing activities ..........................   $  63,363,000    $      296,000
                                                                         -------------    --------------
Net (decrease) in cash and cash equivalents ..........................   $    (181,000)   $     (330,000)
Cash and cash equivalents at beginning of year .......................         609,000           833,000
                                                                         -------------    --------------
Cash and cash equivalents at end of period ...........................   $     428,000    $      503,000
                                                                         =============    ==============




  The accompanying notes to condensed consolidated financial statements are an integral part of the statements

           Allied Products Corporation and Consolidated Subsidiaries
             Notes to Condensed Consolidated Financial Statements


(1)   Accrued Expenses
      ----------------

      The Company's accrued expenses consist of the following:


                                              9/30/98              12/31/97
                                           ------------          ------------
       Salaries and wages                  $  7,726,000          $  5,560,000
       Warranty                               5,290,000             4,938,000
       Self insurance accruals                1,576,000             2,858,000
       Pensions, including retiree health     5,642,000             6,439,000
       Taxes, other than income taxes         1,812,000             1,158,000
       Environmental matters                  1,403,000             1,810,000
       Other                                  3,044,000             2,382,000
                                           ------------          ------------
                                           $ 26,493,000          $ 25,145,000
                                           ============          ============

(2)   Earnings Per Common Share
      -------------------------

            During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128)--Earnings per Share. Earnings per common share and weighted average shares outstanding for the three and nine months ended September 30, 1997 have been restated to reflect the effect of adopting the provisions of this accounting standard. Basic earnings per common share for the periods in 1998 is based on the average number of common shares outstanding (11,914,000 and 11,920,000 for the three and nine months ended September 30, 1998, respectively). Diluted earnings per common share for the same periods is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options (82,000 and 149,000 for the three and nine months ended September 30, 1998, respectively). Basic earnings per common share for the periods in 1997 is based on the average number of common shares outstanding (12,091,000 and 12,165,000 for the three and nine months ended September 30, 1997, respectively). Diluted earnings per common share for the same periods in 1997 is based on the average number of common shares outstanding, as noted previously, increased by the dilutive effect of outstanding options (267,000 and 247,000 for the three and nine months ended September 30, 1997, respectively).

(3)   Treasury Shares
      ---------------

            During the third quarter of 1998, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of the
      Company's outstanding common stock subject to prevailing market conditions. See Note 10 regarding an Amendment to the Amended and Restated Credit Agreement and the availability of funds related to these future treasury stock purchases.

(4)   Acquisitions
      ------------

            During the second quarter of 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front-end loaders which are used principally in agricultural applications. The Company also acquired in the second quarter of 1998 substantially all of the assets of Universal Turf Equipment Corporation (Universal Turf) located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. The impact of these acquisitions on the consolidated operating results of the Company in the third quarter and nine month periods of 1998 is not considered significant.

(5)   Dispositions/Sales of Assets
      ----------------------------

            "Other (income) expense, net" for the nine months ended September 30, 1998 includes gains of approximately $1,962,000 ($10,000 loss in the third quarter) primarily related to the sale of idle facilities.

(6)   Revised Cost Estimate
      ---------------------

            During the latter part of the third quarter of 1998, the Company recorded a pretax charge of $16,023,000. This charge stems primarily from revised cost estimates for several newly designed, automated, multi-station transfer presses currently in production at the Verson division. The need for the revised cost estimates was identified in the third quarter 1998 and reflects the impact of production bottlenecks in the assembly process as well as greater than anticipated increases in subcontracting costs. These factors are all directly attributable to the strain on engineering and manufacturing resources caused by Verson's recent significant increase in orders. In addition to the impact on third quarter earnings, the revised cost estimates are expected to result in lower margins at the Verson division until the presses currently in production are completed. Completion of production for the majority of these presses is anticipated to occur by the end of the second quarter of 1999. The Company, as part of the estimate revision process, has reviewed all work currently in process, all committed press orders and all future business currently being quoted. Based on this review, the Company is confident that the scope of the problem has been identified and that appropriate actions are being aggressively implemented.

(7)   Contingent Liabilities
      ----------------------

            The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which liability is reasonably possible. However, after consideration of relevant data (consultation with legal counsel and review of insurance coverage, accruals, etc.), management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

            Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to a note receivable taken in connection with the sale of the business and assets of the former Littell division. Collections from this note in the nine months ended September 30, 1998 totaled $520,000 ($130,000 in the third quarter) and were included in "Other (income) expense."

            Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K as it relates to the sale by the Company of a site in Coldwater, Ohio that was contingent on the issuance by the State of Ohio, Ohio Environmental Protection Agency, of a covenant not to sue. On March 31, 1998, the Ohio Environmental Protection Agency issued the covenant not to sue. The Company closed on the sale of this facility for cash in the amount of $3,156,000 on May 13, 1998.

            At September 30, 1998, the Company was contingently liable for approximately $938,000 primarily relating to outstanding letters of credit.

(8)   Income Taxes
      ------------

            The provision (credit) for income taxes in the nine months ended September 30, 1998 and 1997 is based upon the Federal statutory rates adjusted for items that are not subject to taxes. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for a further discussion related to income taxes.

(9)   Summary of Other (Income) Expense
      ---------------------------------

            Other  (income)  expense for the three and nine month  periods ended
      September 30, 1998 and 1997 consists of the following:

                                 For the three months ended    For the nine months ended
                                    9/30/98        9/30 97        9/30/98        9/30/97
                                 -----------    -----------    -----------    -----------

      Interest income ........   $   (59,000)   $   (46,000)   $  (146,000)   $   (86,000)
      Goodwill amortization ..       108,000         44,000        240,000        133,000
      Net (gain) loss on sales
       of operating and non-
       operating assets ......        10,000         (8,000)    (1,962,000)      (151,000)
      Litigation
       settlements/insurance
       provision .............       314,000         81,000        883,000        638,000
      Payments received on
       long-term notes
       receivable reserved for
       as uncollectible ......      (130,000)    (1,695,000)      (520,000)    (2,195,000)
      Other miscellaneous ....       136,000          1,000         20,000        579,000
                                 -----------    -----------    -----------    -----------
                                 $   379,000    $(1,623,000)   $(1,485,000)   $(1,082,000)
                                 ===========    ===========    ===========    ===========


(10)  Financial Arrangements
      ----------------------

            On June 30, 1998 the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement. The amendment provides for an increase to $145,000,000 (from $125,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. The funds may be used for future working capital needs of the Company, fixed asset additions and possible acquisitions. On August 21, 1998, the Company entered into Amendment No. 4 to the Amended and Restated Credit Agreement. The Amendment provides for up to $152,500,000 (from $145,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. The funds associated with this increase will be used for the additional purchases of the Company's stock.

            During the third quarter of 1998, the Company entered into an
      interest rate lock in conjunction with a   $75,000,000 private
      placement agreement that was in process. The Company anticipated that by entering into a private placement agreement, favorable fixed interest rates could be obtained on a long-term basis and that exposure to floating interest rates under the Amended and Restated Credit Agreement (which would be reduced by the the principal amount of the private placement) would be reduced. After entering into the interest lock, interest rates continued to decrease. Hedging losses totaling $4,136,000 associated with the interest rate lock agreement have been deferred at September 30,1998 as the agreement was designated as a hedge with respect to the private placement in process. The interest rate lock agreement has been extended and now expires on November 20, 1998. The Company has the right to further extend this agreement or to make a payment (based on then current interest rates) in settlement of this agreement. Subsequent to the end of the third quarter of 1998, the Company decided to suspend its efforts to secure financing through a private placement. Hedging losses at the point of suspension were reduced to approximately
      $2,352,000 and will be recorded in the fourth quarter of 1998. The Company will record additional charges or credits monthly based on changes in current interest rates until a final settlement of the agreement is effective.

            Also during 1998, the Company entered into an interest rate swap agreement for $50,000,000 as part of the Amended and Restated Credit Agreement Under the terms of this swap agreement, which expires on May 14, 2001, the Company has fixed the interest rate on that portion of the Amended and Reststed Credit Agreement. Remaining balances under the Amended and Reststed Credit Agreement bear interest at either a floting prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. The interest rate under the swap agreement exceeds the average barrowing rate under the portion of the Amended and Restated Credit Agreement not covered by the swap agreement by .61% as of September 30, 1998. This rate differential is being recorded as interest expense on a monthly basis.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

      During the latter part of the third quarter of 1998, the Company recorded a pretax charge of $16,023,000. This charge stems primarily from revised cost estimates for several newly designed, automated, multi-station transfer presses currently in production at the Verson division. The need for the revised cost estimates was identified in the third quarter of 1998 and reflects the impact of production bottlenecks in the assembly process as well as greater than anticipated increases in subcontracting costs. These factors are all directly attributable to the strain on engineering and manufacturing resources caused by Verson's recent significant increase in orders. In addition to the impact on third quarter earnings, the revised cost estimates are expected to result in lower margins at the Verson division until the presses currently in production are completed. Completion of production for the majority of these presses is anticipated to occur by the end of the second quarter of 1999. The Company, as part of the estimate revision process, has reviewed all work currently in process, all committed press orders and all future business currently being quoted.


      During the second quarter of 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front-end loaders which are used principally in agricultural applications. The Company also acquired in the second quarter of 1998 substantially all of the assets of Universal Turf Equipment Corporation (Universal Turf) located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. The impact of these acquisitions on the consolidated operating results of the Company in the third quarter and first nine months of 1998 is not considered significant. The Universal Turf product lines were integrated into the operations of the Bush Hog division.

      During the fourth quarter of 1997, the Company sold for cash substantially all of the assets of its Coz division. The purchaser also assumed certain specified liabilities associated with this division.

      "Earnings (loss) per common share" and "Weighted average shares outstanding" have been restated for the three and nine months ended September 30, 1997 to reflect the effect of adopting Statement of Financial Accounting Standards No. 128 - Earnings per Share.

First Nine Months of 1998 Compared to First Nine Months of 1997
---------------------------------------------------------------

      Net sales for the nine-month period ending September 30, 1998 were $229,000,000 compared to net sales of $213,497,000 reported in the first nine months of 1997. Increased sales at all of the Company's operating divisions more than offset the loss of revenue associated with the Company's former Coz division, which was sold in the fourth quarter of 1997. Income before taxes in the first nine months of 1998 was $4,092,000 compared to income before taxes of $25,531,000 reported in the same nine-month period of the prior year. The majority of the decrease in 1998 was related to the $16,023,000 charge for revised cost estimates described above. Net income was $2,579,000 ($.21 per common share-diluted) in the first nine months of 1998 compared to net income of $16,390,000 ($1.32 per common share-diluted) in the first nine months of 1997.

      At the Bush Hog and Great Bend divisions,combined net sales increased over 15% in the first nine months of 1998 compared to the first nine months of the prior year. Approximately 40% of this increase was related to the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998. The remainder of the increase was principally associated with increased cutter sales at the Bush Hog division which benefitted from increased demand in the first half of 1998. Cutter sales during this period benefitted from a reduction of the cattle herd liquidation cycle. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Since the end of the second quarter of the current year, cutter sales have been negatively affected by lower prices for major crops (corn, wheat, soybeans) and livestock commodities. Strong crop yields in the Midwest and fewer exports are expected to keep crop and live stock commodity prices at a low level for the next several months. Loader sales have also increased in the current year, with the majority of the increase related to the acquisition of the Great Bend division as noted above. Gross profits increased in the first nine months of 1998 compared to the first nine months of the prior year. This increase was primarily related to the effects of increased sales as discussed above. Gross profit margins remained constant between the two nine-month periods. Margin improvements related to favorable manufacturing variances (resulting from increased facility utilization and increased labor efficiencies) were offset by the effect of the mix of products sold in each period.

      At the Verson division, sales increased 23% in the first nine months of 1998 compared to the first nine months of 1997. Revenue and profits are recognized on a percentage of completion basis for press production at this division. The increase in net sales was principally related to increased press production in the current year. During the middle part of this year, the division received a major order for presses totaling approximately $80,000,000. Other significantly large press orders were received during 1997. During 1998, all of these large press orders were in production, resulting in increased sales. Gross profits and gross profit margin decreased during the 1998 nine-month period compared to the same nine months of 1997. The majority of the decrease was related to a $16,023,000 charge recorded in the third quarter of the current year and discussed above. Additional decreases were associated with the mix of presses in production (the majority of revenue in 1998 was related to newly designed presses resulting in manufacturing inefficiencies and increased engineering/design costs), increased subcontracting costs, costs related to the hiring and training of manufacturing personnel and lack of adequate assembly area. The division has identified these issues and, during the fourth quarter of 1998, anticipates bringing on line a $28,000,000 assembly area expansion which will approximately double the division's current assembly area. Warranty costs have also increased in the current year due to the increased sales volume noted above. These increased costs were partially offset by the settlement of a claim against a third party, which negatively impacted periods prior to 1997.

      Selling and administrative expenses increased in the first nine months of 1998 to $27,101,000 from $26,485,000 reported in the first nine months of 1997. As a percent of net sales, these costs have decreased to 11.8% in 1998 compared to 12.4% in 1997. At the agricultural equipment divisions, selling expenses increased due to the impact of increased sales (commissions) and the acquisition of the Great Bend and Universal Turf operations. Selling expenses at the Verson division increased due to the establishment of an international sales and marketing department (primarily salaries and travel costs). On a consolidated basis, administrative expenses have decreased in 1998. Cost increases related to normal staff expenses and to legal fees associated with the settlement of a claim at the Verson division and the acquisition of the Great Bend division were offset by the impact of certain Corporate Office retirements in late 1997 and the sale of the Coz division.

      Interest expense in the first nine months of 1998 was $4,339,000 compared to interest expense of $2,499,000 reported in the first nine months of the prior year. Increased borrowing needs were related to higher consolidated receivable levels (primarily associated with Bush Hog's increased sales volume) and increased inventory levels (primarily associated with the Verson division where orders for a total of 10 multi-station transfer presses are currently in production and some shipment delays have occurred). Other borrowing needs included fixed asset additions over the past twelve months, including the Verson plant expansion, the impact of decreased customer deposits and progress payments against press orders at the Verson division, and the acquisitions of Great Bend and Universal Turf in the second quarter of 1998. Interest expense in the first nine months of 1998 was partially offset by the capilalization of $637,000 of interest costs relating to the Company's building expansion project at the Verson division.

      Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first nine months of 1998 and 1997.

Third Quarter of 1998 Compared to Third Quarter of 1997
-------------------------------------------------------

      Net sales in the third quarter of 1998 were $77,184,000 compared to net sales of $63,714,000 reported in the third quarter of 1997. Loss before income taxes in the third quarter of 1998 was $15,639,000 compared to income before taxes of $7,758,000 reported in the third quarter of the prior year. The majority of the decrease related to a charge of $16,023,000 recorded in the third quarter of 1998 for revised cost estimates at the Verson division as described above. Net loss was $10,296,000 ($.86 per common share-diluted) in the third quarter of 1998 compared to net income of $5,013,000 ($.41 per common share-diluted) in the third quarter of 1997.

      Agricultural equipment (Bush Hog and Great Bend) sales increased 10% in the third quarter of 1998 compared to the same quarter of the prior year. The increase was primarily related to the acquisitions of Great Bend and Universal Turf as previously discussed. Rotary cutter sales decreased in the third quarter of 1998 due to the impact of lower prices that farmers and ranchers are receiving for major crop and livestock commodities. Parts sales also decreased in the current year's third quarter. Other product line sales (loaders, tillers, backhoes, etc.) increased slightly in the third quarter of the current year. Gross profits and gross profit margins have decreased in the third quarter of 1998 compared to the third quarter of the prior year. Production levels have been reduced in the current year's third quarter resulting in less favorable manufacturing variances. The mix of products sold was also less favorable in the third quarter of 1998.

      At the Verson division, sales have increased by over 60% in the third quarter of 1998 compared to the third quarter of the prior year. Production continues on major press orders from each of the major U.S. automobile manufacturers. Gross profits and gross profit margins have decreased in the third quarter of 1998. The majority of the decrease in the gross profit was related to a $16,023,000 charge recorded during the third quarter of this year as discussed above. Margins on sales currently in process are lower than margins on sales in process in the third quarter of the prior year. Margins were impacted by several factors including increased manufacturing and engineering subcontracting costs (compared to internal costs to manufacture and design), lack of adequate assembly facilities (an assembly facility addition is currently being constructed) and costs to hire and train qualified manufacturing employees to handle the increased production levels.

      Selling and administrative expenses have increased slightly in the third quarter of 1998 ($9,571,000) compared to the third quarter of 1997 ($9,571,000). As a percent of net sales, these expenses decreased to 12.4% in the 1998 third quarter compared to 14.5% in the third quarter of the prior year. Over 90% of the increase in these costs was related to the acquisition of the Great Bend and Universal Turf operations in 1998. Increases at the Verson division in selling costs (due to the impact of the establishment of an international sales and marketing department) and administrative costs (due to the expanded operations including the upgrading of its management information systems) were offset by the effect of the sale of the Coz division noted above.

      Interest expense in the third quarter of 1998 was $1,802,000 compared to interest expense of $847,000 reported in the third quarter of 1997. Increased borrowing needs were related to increased receivable levels at the Bush Hog division, increased inventory levels at the Verson division, fixed asset additions at both the Bush Hog and Verson divisions and the acquisitions of Great Bend and Universal Turf. Interest expense was partially offset by the capitalization of $335,000 of interest costs relating to the Company's building expansion project at the Verson division.

      Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the third quarter of 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      Working  capital at September 30, 1998 was  $19,253,000  (current ratio of
1.10 to 1.0) compared to working capital of $51,492,000 (current ratio of 1.54 to 1.0) at December 31, 1997. Net receivables increased by $10,199,000 since the end of 1997. The majority of the increase was related to the agricultural equipment divisions where record nine month sales have been recorded by the Bush Hog division. Cash collections are dependent upon the retail sale of the product by dealers. Dealer sales have decreased in the third quarter of 1998 due to the impact of lower prices the farmers/ranchers are receiving for major crops and livestock commodities. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivables also increased with the acquisition of the Great Bend division. On a consolidated basis, inventory levels have increased $55,323,000 since the end of 1997. Approximately 90% of the increase was related to the Verson division and was the direct result of the number and extent of jobs in process, the impact of decreased customer deposits and progress payments against press orders and the effects of delivery date extensions. The acquisitions of Great Bend and Universal Turf also resulted in increased consolidated inventories. The consolidated increase in the accounts payable level ($30,637,000) since the end of 1997 was principally associated with the Verson division where production levels have increased significantly during 1998.

      Fixed asset additions in the first nine months of 1998 (excluding acquisitions) totaled

$31,411,000. The majority of these additions were represented by construction costs associated with a $28,000,000 expansion project at the Verson division. This project will more than double the size of Verson's assembly facility and increase the division's capacity by approximately 35%. This, combined with the division's focused factory concept and the overall strengthening of its infrastructure, are intended to help alleviate capacity constraints at this operation. Expenditures for production machinery and equipment at all manufacturing divisions were also made in the first nine months of 1998. It is anticipated that the equipment will result in reduced manufacturing costs and improvements in product quality.

      Net borrowings under the Company's Amended and Restated Credit Agreement increased by $65,600,000 since the end of 1997. These borrowings were used to finance working capital needs and fixed asset additions noted above.

      As of September 30, 1998, the Company had cash balances of $428,000 and additional funds of $34,663,000 available under its Amended and Restated Credit Agreement. Additional capital will be required to complete the expansion project at the Verson division as noted above. During the third quarter of 1998, the Company entered into Amendment No. 4 to the Amended and Restated Credit Agreement. The amendment provides for up to $152,500,000 (from $145,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. During the third quarter of 1998, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's outstanding common stock subject to prevailing market conditions. The funds associated with the above noted amendment to the Amended and Restated Credit Agreement will be used for these stock purchases. The Company believes the cash flow from operations and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. At September 30, 1998, the Company was not in compliance with two provisions under the Amended and Restated Credit Agreement. Subsequent to the end of the third quarter of 1998, the lenders waived compliance with the related provisions solely for the quarter ended September 30, 1998. In addition, the amount under the Amended And Restated Credit Agreement was reduced to $145,000,000.

Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements regarding the Company's hedging activities in relation to a private debt placement agreement which was in process at September 30, 1998 and subsequently suspended on November 11, 1998.

IMPACT FROM NOT YET EFFECTIVE RULES
-----------------------------------

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 - Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders subsequent to initial annual financial statements disclosure. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective on an annual basis for financial statements for periods beginning after December 15, 1997. Interim reporting requirements begin in 1999. Comparative information for earlier years is also to be presented.

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

      In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is in the process of evaluating the impact of this statement on its financial reporting.

YEAR 2000 COMPLIANCE
--------------------

      Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. The Company's program to address the year 2000 compliance issue is broken down into the following major categories:

            1.    Financial related hardware/software.
            2.    Manufacturing/engineering process controls.
            3.    Equipment manufactured for sale.
            4.    Outside source suppliers.

      The general phases common to all of the above categories are:

            1.    Identifying items that are not year 2000 complaint.
            2. Assigning priorities to identified items, including the assessment of items material to the operations of the Company.
            3. Repairing or replacing material items determined not to be year 2000 complaint.
            4.    Testing of material items repaired or replaced.

      As of September 30, 1998, the Company has completed the identification process in relation to three of the four categories noted above. Outside service bureau financial software currently in place has been determined and tested to be year 2000 compliant. The Company has recently purchased and installed financial software which is year 2000 compliant. Divisions not currently using year 2000 compliant software will be utilizing these new programs. Payroll services for the Company are currently being provided by an outside service. Payroll software is not year 2000 compliant. The Company is in the process of having this software upgraded by the end of 1998. Financial hardware is currently being tested for compliancy. The majority of the hardware has been purchased within the last two years and is believed to be compliant. Certification of compliance and subsequent testing needs to be completed. Older hardware will be replaced over the next year as part of ongoing upgrade programs.

      Manufacturing/engineering process controls and equipment includes equipment to manufacture and design products sold by the Company. Design equipment used in the engineering of agricultural equipment has been determined and tested to be year 2000 compliant. At the Verson division, design equipment not year 2000 compliant has yet to be identified and prioritized. The Company is in the process of selecting outside experts to identify, repair or replace and test the equipment (hardware and software) which is not compliant at this time. This process should be completed by the first quarter of 1999. The Company does not have a significant amount of manufacturing equipment with embedded computer chips or hardware/software which would present a problem at the beginning of the year 2000. Compliancy certificates have been received from the equipment manufacturers and all testing, where necessary, should be completed by the end of the first quarter of 1999.

      None of the equipment manufactured by Bush Hog and Great Bend include hardware/software or embedded computer chips. Stamping presses manufactured by the Verson division contain software and embedded computer chips. However, neither of these items effect the operation of the presses as it relates to year 2000 issues. The Company believes that it has little, if any, exposure related to equipment manufactured by its divisions in relation to the year 2000 issue.

      The Company has identified outside vendors which provide services which, if not year 2000 compliant, could have an effect on the operations of the Company. Sources include banking, investment, pension obligations, insurance, etc. During the fourth quarter of 1998, these service providers will be asked to update the Company on the status of their year 2000 compliance. The Company will then need to evaluate these responses and determine if a contingency plan would be necessary should the vendor not be compliant.

      The total cost associated with required modifications to become year 2000 compliant is not expected to be material to the Company's financial position. Through September 30, 1998, the Company has spent approximately $250,000 on the project to become year 2000 compliant. This amount does not include the cost of internal efforts to complete the project. The costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which is capitalized, are not included in the above estimate as such replacements or upgrades were necessary to operate efficiently and such costs would have been incurred even if year 2000 compliance was not an issue. The Company anticipates that an additional $250,000 may be spent in completing the year 2000 compliance project. These costs are being funded through operating cash flow. The Company's year 2000 compliance program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

      The Company is in the process of developing contingency plans should year 2000 compliance not be achieved in a timely manner. The Company believes its greatest risk of exposure to noncompliance (in relation to year 2000 issues over which the Company has control) is associated with financial related hardware and software. While significant progress toward compliance has been made over the past year, failure to obtain compliance could result in the delay of the reporting of financial results. The Company, at this time, is unable to determine the impact of non year 2000 compliance by outside venders. In many instances, the use of alternative vendors who are year 2000 compliant would be considered.

      The above expectations are subject to uncertainties. For example, if the Company was affected by the inability of suppliers or major customers to continue operations due to such a problem, the Company could experience interruption in some aspects of its activities, which could materially impact our results of operations or financial condition. The Company believes that with the completion of the year 2000 project, as scheduled, the possibility of significant interruptions of normal operations should be reduced.

SAFE HARBOR STATEMENT
---------------------

      Statements contained within the Management Discussion and Analysis of Financial Condition and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Bush Hog and Great Bend divisions, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the
Company, production difficulties including capacity and supply constraints, labor relations, interest rates, the ability of the Company to identify and correct any year 2000 issues in a timely manner and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 5      Other Information
            -----------------

            Reference is made to Note 10 Financial Arrangements of " Notes to Condensed Consolidated Financial Statements" and Exhibit 10 for information related to the Amendment to the Amended and Restated Credit Agreement.


Item 6.     Exhibit and Reports on Form 8-K
            -------------------------------

(a)   Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended September 30, 1998.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ALLIED PRODUCTS CORPORATION
                                 ---------------------------
                                        (REGISTRANT)




November 13, 1998                /s/ Robert J. Fleck
-----------------                -------------------
                                 Robert J. Fleck
                                 Vice President- Accounting and Chief Accounting
                                  & Administrative Officer




November 13,1998                 /s/ Mark C. Standefer
----------------                 -----------------
                                 Mark C. Standefer
                                 Vice President, General Counsel & Secretary

                          ALLIED PRODUCTS CORPORATION

                               INDEX TO EXHIBITS




EXHIBIT NO.                        DESCRIPTION OF EXHIBITS
-----------                        -----------------------

    10               Material Contract - Amendment No. 4 to the Credit Agreement
    27               Financial Data Schedules