Form 10-K405
period 1998-12-31
ALLIED PRODUCTS CORP /DE/
filed 1999-04-30
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----           OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                             OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----           OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                       X
                                      ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No  X
                                  ---       ---

As of March 31, 1999, 10,075,413 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $30,226,239. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held June 18, 1999 and Annual Report to security holders for the year ended December 31, 1998 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 45.

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

         The Company's operations are divided into two business segments - the Agricultural Products Group (which consists of the Bush Hog and Great Bend divisions) and the Industrial Products Group (which consists of the Verson, Precision Press Industries and Verson Pressentechnik operations as well as the Coz division which was sold in the last quarter of 1997). Reference is made to
Note 11 of Notes to Consolidated Financial Statements for an analysis of operations by industry segment.

         Approximately 3%, 6% and 16% of the Company's net sales in 1998, 1997 and 1996, respectively, were exported principally to Canada and Mexico.

AGRICULTURAL PRODUCTS GROUP

         PRODUCTS. The Bush Hog division offers a comprehensive line of implements and machinery used by farmers, ranchers, large estate owners, commercial turf mowing and landscape contractors, golf courses and municipalities. Implements and machinery sold by Bush Hog include rotary cutters, tractor mounted loaders, hay mowers, tillers, cultivators, backhoes, zero-turn mowers, landscape tools, and turf and golf course mowing equipment.

         Bush Hog-Registered Trademark- rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. The use season for rotary cutters extends from early spring to late fall, and even longer in warmer climates. Bush Hog has a major market share (approximately 40%) of rotary cutters sold in North America.

         Front end loaders are used by farmers and ranchers for material handling. Cultivators are used for weed control after crops have been planted.

         In April 1998, the Company purchased the assets of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend is a manufacturer of front end loaders with significant geographical marketing emphasis in the Midwest, Southwest and high plains areas of the United States. Like Bush Hog, Great Bend offers a complete line of quality front end loaders, with particular emphasis on high lift loaders which adapt to higher horsepower tractors.

         Due to the separation of dealer networks, the Company's plans are to take advantage of both Bush Hog and Great Bend trade names by maintaining separate manufacturing and marketing identities. Certain products have been selected for cross marketing under both name brands and joint engineering efforts will be utilized in specific new product development.

         The Company believes that the combined sales of front end loaders generated by Bush Hog and Great Bend places it among the top five front end loader manufacturers in total North America market share.

         In addition to the acquisition of Great Bend, the Company also acquired in April 1998 the assets of Universal Turf Corporation (Universal Turf) located in Opp, Alabama. Universal Turf is a manufacturer of turf maintenance products for golf courses, athletic complexes and sod farms. Products manufactured by Universal Turf include reel mowers, verti-cut mowers, chemical sprayers and reel grinders.

         The acquisition of Universal Turf not only broadened Bush Hog's turf equipment offering but also provides additional manufacturing capacity for components utilized in the manufacturing of agricultural implements at Bush Hog's two facilities in Selma, Alabama.

         Implements tend to have a shorter life than tractors and other self-propelled machines, and purchases of implements are less likely to be deferred in times of economic uncertainty, somewhat dampening cyclical swings in demand. Sales of replacement parts accounted for approximately 14% of the Agricultural Products Group's revenue in 1998.

         In order to maintain and expand their market position, the divisions of the Agricultural Products Group continually update and improve their product offerings. This is done through a combination of internal development and external acquisition of technology.

         Contributing to Bush Hog's record sales in 1998 were several new products released during the past twenty-four months. Products of major significance were a series of five, six, seven and eight-foot rotary cutters, which received widespread customer acceptance. A new line of backhoes, which are used by farmers and contractors, was released in 1998, and also gained widespread customer acceptance. The introduction of the acquired Universal Turf product line under the Bush Hog-Registered Trademark- name complemented the revolutionary new mulching mower which Bush Hog introduced to the golf industry in 1998. A network of forty turf product distributors has been established to market the broadened line of turf maintenance products.

         Other products that were developed in 1998 and are expected to generate substantial sales in 1999 include an eight-foot mulching mower, a new line of five, six, and seven-foot economy rotary cutters, and a new line of zero-turn mowers for use by homeowners and landscape mowing contractors. Zero-turn mowers were previously outsourced from other manufacturers. The new line of zero-turn mowers will be manufactured by Bush Hog at its Selfield manufacturing operation in Selma, Alabama.

         In keeping with Bush Hog's philosophy of being among the industry leaders in new product introductions, currently twenty-eight new product or product enhancement projects are scheduled for release during the next twenty-four months.

         MARKETING. Bush Hog and Great Bend market their products, except for commercial turf and golf course mowing equipment, through commissioned manufacturer's representatives, operating as independent contractors within defined territories. The Bush Hog sales force consists of fifty-eight representatives and the Great Bend sales force consists of thirty representatives. None of the total eighty-eight representatives market both lines. The manufacturer's representatives call on dealers located within their territories which have been approved to carry either Bush Hog-Registered Trademark- or Great Bend product lines. In all, there are approximately 2,600 Bush Hog-Registered Trademark- dealers and 1,000 Great Bend dealers. In general, the dealers are independent, local businessmen who have an established local clientele developed over the years and represent almost 50% of the total farm equipment dealerships in the United States and Canada. The Bush Hog-Registered Trademark- brand name is particularly strong in the southeastern and southwestern states while the Great Bend name is strong in the southwestern, high plains, and portions of the Midwestern states.

         Bush Hog has also contracted with independent distributors to market commercial turf and golf course mowing equipment within defined territories.

         To balance the seasonal variations in its production cycles, both Bush Hog and Great Bend provide incentives for off- season purchases, including extended payment terms to dealers in the form of floor plan financing. A security interest is maintained on this floor-planned equipment. Under certain state and provincial statutes, a dealer may return floor plan equipment to a manufacturer upon termination of the dealership.

         Bush Hog services its network of dealers through three manufacturing facilities and eight service parts distribution centers strategically located in the United States and Canada. Great Bend services its dealer network through its manufacturing facility in Great Bend, Kansas.

         COMPETITION. Competition for the type of equipment sold by Bush Hog and Great Bend includes the major line manufacturers of tractors and landscape equipment, along with several hundred companies producing one or more models of shortline farm or landscape implements and machinery. Price, quality, service and availability are all factors in brand selection. The objective of Bush Hog and Great Bend is to be a low cost producer of high quality products. To do this they continue to modernize their facilities to improve efficiency.

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

INDUSTRIAL PRODUCTS GROUP

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

         Complimenting the manufacturing of presses by Verson, a new division of Allied Products, Precision Press Industries (PPI), began operation in November 1997. PPI is engaged in the fabrication of large components weighing up to 240,000 pounds and is located in a 40,000 square foot facility in Hobart, Indiana. The Company believes PPI uses some of the most sophisticated welding machinery and processes available. Supplier agreements, production scheduling and control methods enable PPI to work in a just-in-time format. Extensive employee training and ongoing process documentation activities are intended to provide that PPI operates in accordance with ISO9000 guidelines. The division currently does work exclusively for the Verson division, but retains the capability to perform custom fabrication work for third party customers.

         During the fourth quarter of 1998, the Company announced that its Verson division formed a joint venture with Theodor Grabener GmbH & Co. KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany, and is expected to benefit from the resources of the Grabener group of companies.

         The joint venture, in which Verson holds a 60% stake, will act as the main commercial and technical support arm for the activities of both Verson and Automatic Feed in Europe. Its European staff will have the responsibility of marketing Verson and Automatic Feed products to customers throughout Europe. Drawing on the strengths of the Grabener group of companies, the joint venture also will assist in customizing Verson and Automatic Feed equipment to meet the requirements of European customers, and it will provide ongoing training and service support once the equipment is up and running at a customer's plant.

         On October 14, 1997, the Company sold its Coz division. Coz provided a complete line of thermoplastic resins and related services to the plastic molding and extrusion industry.

         MARKETING. Verson's marketing group department is headed by a Vice President of Marketing and Sales, with responsibility for all Verson products and services. Verson sells and promotes its products by using a direct sales force that concentrates in strategically significant markets and contract representatives which focus on lower volume potential markets.

         Verson's major customers are the U.S. automobile manufacturers (both U.S. and foreign owned) and first and second tier automotive parts producing companies, which, on average, account for approximately 85% of Verson's annual revenue. The other major market served by Verson is the appliance industry where the division's customers include all major brand names.

         The Company believes Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981, a cross bar feed in 1992 which significantly improves production, and most recently, a Dynamic Orientation-Registered Trademark- system which further improves production and saves space.

         COMPETITION. There are only a few companies in the world that supply large transfer press systems similar to those provided by Verson. Verson is now the only American owned company competing in this upper end segment. Principal competition comes from German and Japanese manufacturers. Press manufacturers compete on the basis of technology, capability, reliability and price. The barriers to entry for new competitors are high due to the large capital expenditures required.

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

         The Company believes the Verson division is in a strong position to capitalize on major retooling and modernization programs as they come on stream. The second wave of this demand is being felt now as the major suppliers to the automakers convert to new technology. In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division completed a 40,000 square foot expansion of its assembly facilities in 1995. An additional 117,000 square foot expansion of its assembly facilities was completed at the end of 1998. These additions have and will significantly expand the division's capacity for manufacturing large transfer presses.

SALES BACKLOG

         Sales backlog as of December 31, 1998 was $180,617,000 compared to $204,988,000 at December 31, 1997. Over 80% of the backlog orders are expected to be filled prior to the end of 1999.

EMPLOYEES

         Allied Products currently employs approximately 1,800 individuals. Approximately 30% of Allied Products' employees are represented by a union.

RAW MATERIALS AND SOURCES OF SUPPLY

         The principal raw materials used by all of the Company's manufacturing operations include steel and other metals and purchased components. During 1998, the materials needed by Allied Products generally were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

PATENTS, TRADEMARKS AND LICENSES

         Allied Products owns the federally registered trademarks "Bush Hog," which is used on its agricultural, landscape, and turf and golf course equipment, "Verson," which is used on its metal forming presses, and "ETF", "MultiMode" and "Dynamic Orientation" which are used on the electronically controlled transfer feeds manufactured by the Verson division. Allied Products considers each of the above registered trademarks to be material to its business. While Allied Products believes that the other trademarks used by each of its operations are important, none of the patents, licenses, franchises or such other trademarks are considered material to the operations of its business.

MAJOR CUSTOMERS

         Approximately 26%, 31% and 39% of the Company's net sales in 1998, 1997 and 1996, respectively, were derived from sales by the Industrial Products Group to the three major U.S. automobile manufacturers. With the exception of the three major automobile manufacturers, no material part of Allied Products' business is dependent upon a single customer.

SEASONALITY

         Retail sales of and cash collected for farm equipment tend to occur during or just preceding the use seasons previously described. Sales and cash receipts for the other divisions are not affected by seasonality.

ENVIRONMENTAL FACTORS

         Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

FORWARD-LOOKING STATEMENTS

         Some of the information contained in the above discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible" and similar expressions. Actual results may vary. Reference is made to the "Safe Harbor Statement" contained under Item 7--Management Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of March 31, 1999.

                Name                               Position with Allied Products                          Age
                ----                               -----------------------------                          ---
Richard A. Drexler............ Chairman, President and Chief Executive Officer                             51
Bobby M. Middlebrooks......... Senior Vice President                                                       63
Robert J. Fleck............... Vice President-Accounting, Chief Accounting and Administrative Officer      51
Mark C. Standefer............. Vice President, General Counsel and Secretary                               44

         No family relationships exist among the executive officers, however, Mr. Richard A. Drexler is the son of Lloyd A. Drexler, a director of the Company. In early 1999, Richard W. Metzger resigned from the Company.

         Each executive officer has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

         Mr. Drexler, who became Chairman in 1993, has been President and a Director of Allied Products since 1982 and has been Chief Executive Officer since 1986. Mr. Drexler served as Acting Chief Financial Officer from 1991 to 1992, Chief Financial Officer from 1989 to 1990 and Chief Operating Officer from 1981 to 1986. He was also Chief Financial Officer from 1977 to 1987. Prior to becoming President, Mr. Drexler served as Executive Vice President, Senior Vice President of Administration, Vice President of Administration, Staff Vice President-Development, and Director of Planning. Mr. Drexler is also acting Chairman and Chief Executive Officer of the Verson division of the Industrial Products Group.

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

ITEM 2.  PROPERTIES

         Allied Products leases one and owns five manufacturing facilities in four states for the production of its various products and maintains warehouse facilities in various locations throughout the United States and Canada.

         Management is of the opinion that all facilities are of sound construction, in good operating condition and are adequately equipped for carrying on the business of the Company.

         Operations of the Agricultural Products Group are conducted in Selma and Opp, Alabama and Great Bend, Kansas in three owned facilities and one leased facility containing approximately 940,000 square feet in total. The group also maintains several leased facilities in various states and Canada which are used as warehouses and parts depots. Operations of the Industrial Products Group are conducted in Chicago, Illinois and Hobart, Indiana in owned facilities containing approximately 561,000 square feet. In addition, a small office located in Netphen-Werthenbach, Germany is being leased by Verson Pressentechnik.

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

         None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange, as adjusted for the three-for-two stock split effected on August 15, 1997, is as follows:

                           Beginning of
               1998            Year          End of Year       1998 Qtr          High             Low            Dividend
------------------------------------------------------------------------------------------------------------------------------
Common                         $24             $6 5/16            1            $25 3/16        $20 1/4                 $.0400
------------------------------------------------------------------------------------------------------------------------------
                                                                  2             24 3/4          20 1/16                 .0400
------------------------------------------------------------------------------------------------------------------------------
                                                                  3             22 7/8           6 3/16                 .0400
------------------------------------------------------------------------------------------------------------------------------
                                                                  4              8 7/8           5 7/8                  .0400
------------------------------------------------------------------------------------------------------------------------------

                           Beginning of
               1997            Year          End of Year       1997 Qtr          High             Low            Dividend
------------------------------------------------------------------------------------------------------------------------------
Common                      $19 13/16            $24              1            $21 13/16        $18 1/2                $.0333
------------------------------------------------------------------------------------------------------------------------------
                                                                  2             23 5/16          18 9/16                .0333
------------------------------------------------------------------------------------------------------------------------------
                                                                  3             26               21 3/16                .0400
------------------------------------------------------------------------------------------------------------------------------
                                                                  4             27               23 1/4                 .0400
------------------------------------------------------------------------------------------------------------------------------

         As of March 31, 1999, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,200.

         The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.0167 per share to $.0333 per share. During the third quarter of 1997, the Company increased its quarterly dividend to $.04 per share. Subsequent to the end of 1998, dividend payments are limited to $2,000,000 per year under the Second Amended and Restated Credit Agreement and the First Amendment and Waiver to the Credit Agreement -- see Note 5 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                            1998               1997               1996               1995               1994
                                      ----------------   ----------------   ----------------   ----------------   ----------------
Net sales from continuing
   operations.......................    $273,834,000       $270,562,000       $274,414,000       $260,861,000       $215,529,000
Income (loss) from continuing
   operations.......................    $(14,113,000)      $ 15,646,000(C)    $ 16,089,000(C)    $ 33,989,000       $ 19,687,000
Earnings (loss) per common share
   (diluted) from continuing
   operations (A)(B)................          $(1.19)             $1.27(C)           $1.17(C)           $2.34              $1.28
Total assets........................    $275,804,000       $195,064,000(C)    $172,509,000(C)    $167,303,000(C)    $150,555,000
Long-term debt (including
   capitalized leases and
   redeemable preferred stock)......    $  2,298,000       $    670,000       $    489,000       $    315,000       $ 12,130,000
Cash dividend declared per
   common share (A).................            $.16              $.147              $.133               $.05            $-
-----------------------

(A) Restated prior to 1997 to reflect the effect of a three-for-two stock split in 1997.
(B) Restated prior to 1997 to reflect the effect of adopting SFAS 128-Earnings per Share - in 1997.
(C)   Restated - See Note 1 of Notes to Consolidated Financial Statements

           The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996 and 1997 was incorrect. Non-cash compensation expense for certain option exercises during 1996 and 1997 which was not recognized in previously issued financial statements is now reflected in the accompanying restated financial statements. The Company also determined that gross profit margins at the Verson division of the Industrial Products Group were incorrectly reported in 1997 as noted below. Reference is made to Note 1 of Notes to Consolidated Financial Statements for a reconciliation of the amounts previously reported to the amounts currently being reported in the consolidated statements of income (loss) for the years ended December 31, 1997 and 1996. Reference is also made to Note 13 of Notes to Consolidated Financial Statements regarding the reconciliation of amounts previously reported to the amounts currently being reported in the quarterly consolidated statements of income (loss) for the years ended December 31, 1998 and 1997. It was further determined that the Company should have accrued for product liability claims incurred but not reported prior to 1996. The product liability adjustment ($1,040,000 net of tax) had no impact on operating results reported on within this report and is reflected as an adjustment to retained earnings at December 31, 1995.

OPERATING RESULTS

         Reference is made to Note 11 of Notes to Consolidated Financial Statements regarding the disclosure of segmental information with respect to the Company's operations. The Company's operations consist of two business segments, the Agricultural Products Group and the Industrial Products Group. The Agricultural Products Group consists of the Company's Bush Hog division (including products manufactured by Universal Turf which was acquired in 1998) and the recently acquired Great Bend division. Since the sale of the Company's Coz division in 1997, the Industrial Products Group consists of the Company's Verson, Precision Press Industries (PPI) and Verson Pressentechnik operations. PPI was established in the fourth quarter of 1997 and is engaged in the fabrication of large components for the Verson division. In October 1998, the Company's Verson division formed a joint venture with Theodor Grabener GmbH & Co. KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany.

1998 COMPARED TO 1997

         Net sales for 1998 were $273,834,000 compared to net sales of $270,562,000 reported in 1997. Loss before taxes in 1998 was $21,643,000 compared to income before taxes of $24,835,000 in 1997. The net loss in 1998 was $14,113,000 ($1.19 per diluted share) versus net income of $15,646,000 ($1.27 per diluted share) in 1997.

         Within the Agricultural Products Group, net sales in 1998 increased to $136,814,000 from $119,471,000 in 1997. Approximately half of the increase was related to the acquisitions of the Great Bend and Universal Turf operations in the second quarter of 1998. The remainder of the increase was principally associated with increased cutter sales by the Bush Hog division to cattle ranchers, particularly in the first half of the year. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf (sod) growers and by golf courses for maintenance. During the last half of 1998, sales were negatively affected by lower prices for major crops (corn, wheat, soybeans) and livestock commodities (cattle and hogs), which reduced farm income. Strong crop yields in the Midwest and fewer exports are expected to keep crop and livestock prices at a low level in 1999. Within the Agricultural Products Group, income before taxes decreased slightly in 1998 compared to the prior year. Gross profit margins decreased slightly in 1998. Decreases were principally related to increased discounts offered to dealers and the impact of the mix of products sold. These decreases were partially offset by favorable manufacturing variances resulting from increased facility utilization and increased labor efficiencies at the Bush Hog division in 1998 and the effect of increased sales volume noted above from the acquisitions of Great Bend and Universal Turf. Selling and administrative expenses increased in 1998 within the Agricultural Products Group compared to the prior year. The majority of the increase related to the acquired operations of Great Bend and Universal Turf. Other increases were associated with increased commissions (due to increased sales volume) and advertising costs in 1998.

         Within the Industrial Products Group, sales decreased in 1998 to $137,020,000 compared to net sales of $151,091,000 reported in 1997. The entire decrease was related to the loss of revenue from the Coz division which was sold in the early part of the fourth quarter of 1997. Revenue and profits are recognized on a percentage of completion basis at the Verson division. Loss before taxes for the Industrial Products Group was $23,129,000 in 1998 compared to income before taxes of $16,584,000 in 1997. Operating results in 1998 and 1997 were favorably affected by the Company's recovery of a claim associated with prior periods.

         During 1996, 1997 and 1998, the Company's Verson division received three major orders for automated, multi-station stamping presses, each of which contained significant new features Verson had not previously manufactured. Two of the major orders were for the design and manufacture of several automated, multi-station stamping presses incorporating a new state-of- the art "three-slide" design. Verson believes that it is the first manufacturer to design and manufacture a stamping press incorporating this design. These orders were to be completed over a three-year period from 1997 through 1999 and involved projected revenues of approximately $190 million. When added to Verson's other press business, the orders severely strained Verson's then existing press manufacturing capacity. While the Company took steps during 1997 and 1998 to expand Verson's facility, hire more engineering and manufacturing staff and increase its total capacity, the expansion was not completed early enough to alleviate production scheduling difficulties.
In addition, Verson experienced significant difficulties during 1998 in the manufacturing of the presses under these three orders in a timely and cost effective manner. These manufacturing delays in turn caused delays and additional costs in the manufacture of presses in 1998. As described below, difficulties primarily associated with the manufacture of presses under the three orders described above and the resulting stresses on manufacturing capacity caused Verson and the Company to incur losses in 1998. These difficulties are expected to continue to have a negative impact on earnings in 1999 and to a lesser extent, in 2000.

         Verson began work in 1997 on the two presses covered by the first order. In February 1998, Verson significantly revised its cost estimates on the presses in view of difficulties experienced in manufacturing the presses during 1997. The revision of the cost estimates made in February 1998 ($5,300,000) should have been reflected in the Company's 1997 financial statements, which were restated accordingly. By the third quarter of 1998, the first of these presses was assembled and was in the final test phase. In the testing process, the electronic controls furnished by subcontractors proved to be incompatible, causing the press to physically crash on more than one occasion, resulting in extensive damage to the press and requiring replacement of many press components. The crashes caused a significant escalation in Verson's costs and resulted in a production bottleneck, delaying the work on the presses being manufactured behind it and requiring Verson to incur overtime and increase the amount of work subcontracted out rather than done in house.

         Also during the third quarter of 1998, while the presses to be manufactured pursuant to the last two of the three major orders were still in a preliminary stage, Verson significantly revised its cost estimates on the presses to be manufactured under two of the three orders. As a consequence, the Company announced the recognition of a pretax charge of approximately $16,000,000. Approximately $5,300,000 of this charge was subsequently recorded in 1997 as noted above. In the fourth quarter of 1998, events of the third quarter continued to have a significant negative impact on costs to complete projects. Given these ongoing circumstances and concern over further escalation of costs, Verson undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press in relation to revised delivery schedules, current estimated costs to complete the presses in production and available manufacturing capacity. Verson recorded additional changes to cost estimates of approximately $21,000,000 to reflect the recognition of estimated losses on certain orders in process and a revision of estimated costs on other orders. The Company restated its financial statements for the first three quarters of 1998. Reference is made to Note 13 of Notes to Consolidated Financial Statements.

         Verson's backlog as of December 31, 1998, composed of revenues to be recorded in future years on orders received, included revenues of approximately $50,000,000 on orders for which estimated losses were recorded in 1998 and on which no gross margin is expected to be recognized in 1999 and 2000. Uncertainties associated with these contracts make it reasonably possible that additional losses could occur. The December 31, 1998 backlog for Verson also included future revenue of approximately $95,000,000 to be recorded principally in 1999 for which Verson anticipates gross margins lower than historical levels.

         In view of the difficulties in estimating costs encountered by Verson in 1998, the Company has determined that on press orders where margin levels could not be reasonably estimated, the Company will not recognize any gross profit margin until the particular press in process reaches a point in production where the gross profit margin can be reasonably estimated. Reference is made to Note 1 of Notes to Consolidated Financial Statements - Revenue Recognition and Inventories. This method of accounting for gross margins on presses will be continued until such time as Verson is satisfied that its methods of estimating costs have been validated.

         The backlog of low margin and no margin work in process as of December 31, 1998 will have a substantial negative effect on Verson's earnings in 1999 and, to a lesser extent, in 2000. In addition, the deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results.

         Because of the difficulties Verson encountered in 1998, Verson has failed to meet delivery date requirements provided in several press orders. Verson incurred penalties of approximately $1.2 million in 1998 as a result of delays in shipments and expects that it may receive additional claims for significant penalty payments or damages in 1999 and 2000. Reference is made to
Note 10 of Notes to Consolidated Financial Statements. The Company's difficulties in completing orders during 1998 could adversely affect its relationships with one or more of its customers and therefore could have a negative impact on the Company's ability to obtain future business from such customers.

         Selling and administrative expenses increased within the Industrial Products Group in 1998 due to staff expansions in these areas at the Verson division. During 1997, Verson established an international sales and marketing department, resulting in increased salaries and travel costs.

         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses decreased due to a reduction in staffing levels, the subleasing of a portion of the Corporate Office during 1998 and decreased compensation expense related to stock option exercises -- see Note 11 of Notes to Consolidated Financial Statements. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1998 and 1997.

         Interest expense in 1998 was $6,201,000 compared to interest expense of $3,306,000 in the prior year. Increased borrowing needs were related to higher consolidated receivable levels (associated with increases at all manufacturing operations of the Company) and increased inventory levels (primarily associated with the Verson division where orders for a total of 9 multi-station transfer presses are currently in production and shipment and production delays have occurred). Other borrowing needs include fixed asset additions over the past year ($38,837,000 including the Verson plant expansion), the acquisitions of Great Bend and Universal Turf in the second quarter of 1998 and the impact of the stock buyback program from the prior years. Interest expense in 1998 was partially offset by the capitalization of $979,000 of interest costs relating to the Company's building expansion project at the Verson division.

         Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provision (benefit) for income taxes in 1998 and 1997.

1997 COMPARED TO 1996

         The Company's net sales in 1997 were $270,562,000 compared to net sales of $274,414,000 in 1996. The decrease in consolidated net sales in 1997 was associated with the effects of the sale of the Coz division as noted above. Net sales of the Coz division for 1997 were $11,000,000 less than net sales of the prior year. Income before taxes in 1997 was $24,835,000 compared to income before taxes of $25,223,000 for the prior year. Net income in 1997 was $15,646,000 ($1.27 per diluted share) compared to net income of $16,089,000 ($1.17 per diluted share) in 1996. Earnings per common share and weighted average shares outstanding for 1996 have been adjusted to reflect the effects of a three-for-two stock split which occurred during the third quarter of 1997.

         Net sales within the Agricultural Products Group increased to $119,471,000 in 1997 compared to net sales of $108,355,000 in 1996. The majority of the increase was associated with the cutter and loader product lines. Sales increases in the cutter and loader product lines were associated with the upturn in cow/calf prices in the spring of 1997. Cattle ranchers use the cutters and loaders for grazing pasture and feed lot maintenance, respectively. Cutter sales were also favorably affected by new/redesigned products introduced in prior years aimed at the turf and landscaping market for utilization by commercial turf (sod) growers and for maintenance of golf courses. Service parts sales also increased in 1997. Gross profits and gross profit margins increased within the Agricultural Products Group in 1997 compared to the prior year. Approximately half of the increase in the gross profit was associated with the increased sales volume discussed above. The improved gross profit margin resulted primarily from continued improvements in the manufacturing process resulting in greater direct labor efficiencies and better control of overhead costs. The group also benefitted from increased facility utilization during 1997. Selling and administrative expenses decreased within the Agricultural Products Group in 1997. These decreases were associated with a commission rate decrease in 1997 and lower advertising costs.

         At the Industrial Products Group, net sales decreased to $151,091,000 in 1997 compared to net sales of $166,059,000 reported in 1996. The decrease in net sales was associated with the effects of the disposition of the Coz division in the fourth quarter of 1997 and lower revenue recognized on press production at the Verson division due to the mix of products in process during each respective year. Revenue and profits are recognized on a percentage of completion basis for press production at the Verson division. During the first quarter of 1997, production was completed on the last press of an order for three "A" size transfer presses for Chrysler. The first two presses related to this order were produced and shipped in 1996. Production in 1997 reflected a smaller portion of production against this order and a larger portion of production related to smaller presses with lower margins. Production was also affected in 1997 by a four week strike in the middle of the year. Production continued on a limited basis during the strike through the use of supervisory employees. Gross profits and gross profit margins decreased within the Industrial Products Group in 1997 compared to 1996. The decrease in gross profits and gross profit margins was primarily associated with decreased facility utilization at the Verson division in 1997. Production hours decreased by 14% in 1997 due to the effects of the impact of outsourced production, a four week strike and the mix of products manufactured as noted above. Also impacting gross profits and margins were increased overtime costs necessary to meet delivery schedules following the strike and costs associated with a program undertaken to identify improvements in the manufacturing process. These cost increases were offset in part by the recovery of a claim associated with prior periods and lower warranty costs. Selling and administrative expenses increased within the Industrial Products Group in 1997. These increases included the effect of the establishment of an international sales and marketing department at the Verson division during 1997 resulting in personnel and travel cost additions. Administrative staffing levels were also increased at this operation during 1997. These increases were partially offset by the effect of the sale of the Coz division as noted above.

         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses decreased due to a reduction in compensation expenses related to stock option exercises -- see Note 11 of Notes to Consolidated Financial Statements. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1997 and 1996.

         Interest expense in 1997 increased to $3,306,000 from $1,557,000 in the prior year. Increased borrowing needs were associated with the Verson division where the number of presses in process increased and the division was awaiting final payment on presses being installed. The Company also purchased over $21,500,000 of treasury stock during 1997 as a part of a program to purchase up to 2,250,000 shares of the Company's common stock.

         Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provisions for income taxes in 1997 and 1996.

FINANCIAL CONDITION

1998

         Working capital at December 31, 1998 was $(14,955,000) and the current ratio was .92 to 1.00. Net accounts receivable increased by $14,098,000 since the end of 1997. Approximately two-thirds of this increase was related to the Agricultural Products Group. Receivable levels within this group have been impacted by the overall downturn in the agricultural economy in the United States brought about by lower commodity prices, excess grain inventory levels and decreased exports of grain, particularly to the far eastern countries. These economic factors have led to decreased agricultural equipment sales by dealers and, in turn increased dealer receivable levels. Other factors leading to increased receivables within the Agricultural Products Group include record sales to dealers by the Bush Hog division and the effect of the acquisitions of the Great Bend and Universal Turf operations during 1998. The remainder of the net receivable increase was associated with the Industrial Products Group where a large press order was shipped in the last quarter of 1998. Net inventory levels increased by $23,421,000 during 1998. Approximately 30% of this increase was related to the Agricultural Products Group. Cutter sales at the Bush Hog division decreased in the last half of 1998 beyond production expectations resulting in increased inventory levels. The previously mentioned acquisitions in 1998 also contributed to the group's inventory level increase. Within the Industrial Products Group, inventory levels also increased as a large number of presses were in production at the end of 1998.

         Fixed asset additions ($38,837,000) included construction costs associated with an assembly building expansion project at the Verson division. The project approximately doubled the size of Verson's assembly facility and is expected to increase the division's assembly capacity by approximately 30%. A new powder paint system was installed at the Bush Hog division during 1998. The system is expected to result in a higher quality finish on equipment manufactured and overall reduced paint costs and environmental emissions. Remaining capital expenditures included improved production machinery and equipment, which are expected to result in reduced manufacturing costs and improvements in product quality, and upgrades in computer hardware and software. Funds to finance these additions include borrowings under the Amended and Restated Credit Agreement. Other than the sale of the former White-New Idea facility in Coldwater, Ohio (which had been leased to the purchaser of the operation since 1994), there were no major asset dispositions in 1998.

         The changes in the net deferred tax assets (classified as both current and other assets) were associated with changes in timing differences between book and tax income. The Company continued to evaluate the appropriateness of the net deferred tax asset valuation allowance associated with net operating loss and tax credit carryforwards, particularly in light of current operating results. Such evaluation is performed periodically in conjunction with the Company's periodic financial reporting. Reference is made to Note 4 of Notes to Consolidated Financial Statements regarding the Company's current tax position.

         Net borrowings under the Amended and Restated Credit Agreement increased by $68,900,000 since the end of 1997. These borrowings were used to finance working capital needs and fixed asset additions as described above, the acquisitions of the Great Bend and Universal Turf operations and the purchase of approximately 145,000 treasury shares during 1998. During 1998, the Company completed the purchase of treasury shares under a plan announced in 1996 to purchase 2,250,000 shares of common stock. During the third quarter of 1998, the Company announced the authorization to purchase an additional 500,000 shares, of which approximately 74,000 shares have been purchased through the end of 1998. Subsequent to the end of 1998, the Company entered into a Second Amended and Restated Credit Agreement and a subsequent amendment thereto -- see Note 5 of Notes to Consolidated Financial Statements -- replacing the then current Amended and Restated Credit Agreement. Under the terms of the new agreement, the purchase of additional shares of the Company's common stock is not permitted.

1997

         Working capital at December 31, 1997 was $46,213,000 and the current ratio was 1.48 to 1.0. Net accounts receivables increased by $1,815,000 in 1997. Within the Agricultural Products Group, net receivables increased by approximately $7,000,000 in 1997. Net sales levels increased to record levels in 1997, including an increase in net sales of over 20% in the fourth quarter, resulting in increased receivable levels at the end of 1997. Within the Industrial Products Group, net receivables decreased in 1997. The majority of the decrease was related to the sale of the Coz division as noted above. On a consolidated basis, net inventories increased by $16,633,000 in 1997. Agricultural Products Group inventories decreased slightly in 1997. Within the Industrial Products Group, inventories increased by over $17,000,000 in 1997. The entire increase was associated with the Verson division. While the level of accumulated costs of presses in process decreased at the end of 1997, the level of customer deposits and progress payments decreased by a greater amount (over $36,000,000) at the end of 1997, resulting in a net increase in the work in process inventory level. The above noted increase was partially offset by the effects of the sale of the Coz division as noted above.

         Fixed asset additions ($15,334,000) included the purchase of a 40,000 square foot facility for the PPI division (for manufacturing capabilities and the opportunity to expand the Verson business with the manufacturing of other related equipment), the upgrade of the Verson engineering area and new machinery and equipment at the Bush Hog and Verson operations (to reduce manufacturing costs and improve product quality). During the fourth quarter of 1997, the Company announced a $28,000,000 capital expansion project as part of a three-year program to increase production capacity at the Verson division. This project more than doubled the size of Verson's assembly facility and is expected to increase the division's capacity by approximately 30%. This expansion was completed at the end of 1998. Funds to finance these additions include borrowings under the Amended and Restated Credit Agreement. Other than the sale of the Coz division (cash proceeds in excess of $14,700,000), there were no major asset dispositions in 1997.

         The changes in the net deferred tax assets (classified as both current and other assets) were associated with changes in timing differences between book and tax income. The continued earnings history of the Company and prospects for future earnings makes it more likely than not that the Company will utilize the benefits arising from the deferred tax assets noted above. See Note 4 of Notes to Consolidated Financial Statements.

         Net borrowings under the Amended and Restated Credit Agreement increased by $23,400,000 since the end of 1996. These borrowings, along with the proceeds from the sale of the Coz division and internally generated cash, were used to finance working capital needs and fixed asset additions described above and the purchase of approximately 975,000 treasury shares during 1997. Through the end of 1997, the Company had purchased approximately 2,182,000 shares of its common stock under the 1996 authorization to repurchase up to 2,250,000 shares of the common stock. Some treasury shares purchased have been reissued upon the exercise of stock options.

         During the third quarter of 1997, the Company's Board of Directors authorized a three-for-two stock split for stockholders of record on August 15, 1997. The Board also authorized a dividend increase of 20% over the second quarter's dividend.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of 1998, the Company's sales backlog was $180,617,000. The majority of this amount was related to the Industrial Products Group and consists of orders for new presses as well as revenue not yet recorded representing the uncompleted portion of presses currently being manufactured. Production against these orders (and orders received subsequent to the end of 1998) extends out to the middle part of 2000. Accumulated production costs of these orders are not invoiced until shipment of the related press. Orders for new presses recorded in 1998 exceeded $100,000,000 and a significant portion of the new orders were accompanied by deposits and/or progress payments. Cash requirements for these new press orders will be less dependent on internally generated cash and borrowings under current loan arrangements. However, the production and delivery of many press orders currently in process have been delayed by numerous factors including late delivery of subcontracted and internally manufactured components, capacity constraints in the assembly area related to the number of presses in this phase of production and revised delivery schedules at the request of customers. These situations will result in delayed invoicing of the presses and final collection of amounts due as well as the possible cancellations of orders, imposition of penalties or claims for damages under certain contracts.

         Within the Agricultural Products Group, cash collections associated with machine sales are generally dependent upon the retail sale of the product by the dealer. Extended payment terms are offered in the form of floor plan financing which is customary within the industry. Net farm cash income decreased in 1998 as prices for major crops (corn, wheat, soybeans) decreased. This condition was brought about by strong crop yields in the Midwest and a significant reduction in commodity exports to the Far East. Livestock (cattle and hogs) prices also decreased during 1998. Extreme weather conditions (flooding in California, severe drought in Texas and Oklahoma and moderate drought conditions in the South) also resulted in lower crop yields and loss of income to farmers during 1998. The Company expects farm income to continue to decline in 1999 despite a recently enacted emergency government aid package and anticipates that retail demand for agricultural equipment will decline in 1999. The Company anticipates that the Agricultural Products Group's financial results for 1999 will be adversely affected by decreased production of certain product lines associated with the lower level of demand. These decreases may be partially offset by expansions within the loader product line and improved sales in the turf and landscape product lines associated with new products developed in 1998.

         Due to significant losses in the last quarter, no current Federal tax provision was recorded in 1998. Reference is made to Note 4 of Notes to Consolidated Financial Statements for an explanation of the $5,639,000 deferred tax benefit recorded in 1998. The Company projects that future Federal income tax provisions and payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes.

         Reference is made to Note 10 of Note to Consolidated Financial Statements for a current discussion of outstanding environmental and legal issues and other contingent liabilities.

         Subsequent to the end of 1998, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Reference is made to Note 5 of Notes to Consolidated Financial Statements for a description of the major terms of this agreement. The loan agreement as amended obligates the Company to repay all outstanding borrowings on expiration of the agreement on February 28, 2000. Before that date the Company must either negotiate an extension of the loan with its current lenders, refinance the loan with other lenders or develop other sources of liquidity to repay the loan. The Company's ability to achieve any of these three options may depend upon the results of its operations during 1999.

         As of December 31, 1998, the Company had cash and cash equivalents of $727,000 and additional funds of $23,863,000 available under its Amended and Restated Credit Agreement. Had the Second Amended and Restated Credit Agreement and the related amendment been in effect at December 31, 1998, additional funds of $18,863,000 would have been available under this agreement. The Company believes that its expected operating cash flow and funds available under the Second Amended and Restated Credit Agreement and the related amendment are adequate to finance its operations and capital expenditures in 1999. At the end of the third and fourth quarters of 1998, the Company was not in compliance with certain provisions under the Amended and Restated Credit Agreement. Subsequent to the end of each of these quarters, the lenders waived compliance.

MARKET RISK

         The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix, the Company in 1998 entered into an interest rate swap agreement for a fixed portion ($50,000,000) of the amount outstanding under the Amended and Restated Credit Agreement and, subsequent to the end of 1998, the Second Amended and Restated Credit Agreement. The terms of this swap agreement expires on May 14, 2001. At December 31, 1998, the interest rate under the swap agreement exceeded the average borrowing rate under the portion of the Amended and Restated Credit Agreement not covered by the swap agreement by .64%.

         The fair value of the Company's fixed rate debt described above is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the market value of this interest rate swap obligation due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase (decrease) in interest rates at December 31, 1998, the market value of the Company's interest rate swap obligation would be impacted by a net decrease (increase) of approximately $1,200,000.

IMPACT FROM NOT YET EFFECTIVE RULES

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133-Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this statement on its financial reporting.

YEAR 2000 COMPLIANCE

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. The Company's program to address this year 2000 compliance issue is broken down into the following major categories:

         1.   Financial related hardware/software.
         2.   Manufacturing/engineering process controls.
         3.   Equipment manufactured for sale.
         4.   Outside source suppliers.

         The general phases of the year 2000 compliance program common to all of the above categories are:

         1. Identifying items that are not year 2000 complaint.

         2. Assigning priorities to identified items, including the assessment of items material to the operations of the Company.

         3. Repairing or replacing material items determined not to be year 2000 complaint.

         4. Testing of material items repaired or replaced.

         The Company has completed the identification process in relation to the four categories noted above. Outside service bureau financial software currently in place has been determined and tested to be year 2000 compliant. The Company recently purchased and installed financial software which is year 2000 compliant. Divisions not currently using year 2000 compliant software will be utilizing these new programs during 1999. Payroll services for the Company are currently being provided by an outside service. Payroll software is not year 2000 compliant. The Company is in the process of having this software upgraded and anticipates that it will be year 2000 compliant by June 1999. Compliance certificates have been received for non personal computer systems owned/leased by the Company. Compliance testing is currently being conducted. The majority of all personal computers used within the Company (both financial and non financial applications) have been purchased within the last two years and have been successfully tested for compliancy. Remaining non compliant personal computers will be replaced with year 2000 compliant units during 1999 as a part of the Company's normal upgrade program.

         Manufacturing/engineering process controls and equipment includes equipment to manufacture and design products sold by the Company. Design equipment used in the engineering of agricultural equipment has been tested and determined to be year 2000 compliant. At the Verson division, year 2000 compliance certificates have been received on all major purchased hardware and software applications for designing equipment and programs. While the intent of the division is to rely on these certificates (due to the quality of the information received and the reputation of the vendors involved), some testing will take place in 1999. The Company is giving consideration to the use of outside experts in the testing of the related software and hardware. The process will be completed in 1999. The majority of internally developed design software at Verson has been determined not to contain date fields. Programs which do contain date fields have been determined to be year 2000 compliant. The Company does not have a significant amount of manufacturing equipment with embedded computer chips or hardware/software which would present a problem at the beginning of the year 2000. Compliancy certificates have been received from the majority of equipment manufacturers and testing, where necessary, should be completed by the end of the first half of 1999.

         None of the equipment manufactured by the Agricultural Products Group include hardware/software or embedded computer chips. Stamping presses manufactured by the Verson division contain software and embedded computer chips. Compliance certificates have been received on all software included in the presses sold. Some internal testing has also been performed. The Company believes that it has little, if any, exposure related to equipment manufactured by its divisions in relation to the year 2000 issue.

         The Company has identified key outside vendors which provide services which, if not year 2000 compliant, could have an effect on the operations of the Company. Sources include banking, investment, pension obligations, insurance, utilities, etc. businesses. During 1999, these service providers will be asked to update the Company on the status of their year 2000 compliance. The Company will then need to evaluate these responses and determine if a contingency plan would be necessary should the vendor not be compliant.

         The total cost associated with required modifications to become year 2000 compliant (both incurred to date and to be incurred in the future) is not expected to be material to the Company's financial position. This total cost does not include the cost of internal efforts to complete the project. The costs associated with the replacement of computerized systems, substantially all of which were capitalized, are not included in the above estimate as such replacements or upgrades were necessary to operate efficiently and such costs would have been incurred even if year 2000 compliance was not an issue. The Company anticipates that additional amounts will be spent in completing the year 2000 compliance project. These costs are being funded through operating cash flow. The Company's year 2000 compliance program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change. Other major system projects have not been deferred due to the year 2000 compliance project.

         The risk to the Company from the failure of suppliers of goods and services (over which the Company does not have control) to attain year 2000 compliance is the same to other business enterprises generally. Failure of information systems by financial institutions (banks, service bureaus, insurance companies, etc.) would disrupt the flow of funds to and from the Company until systems can be remedied or replaced by these providers. Failure of delivery of critical components by suppliers and subcontractors resulting from non year 2000 compliance could result in disruptions of manufacturing processes with delays in the delivery of our products to our customers until non-compliant conditions or components can be remedied or replaced. The Company has identified major suppliers of goods and services and is in the process of determining their year 2000 compliance status. Alternate suppliers of critical components are also in the process of being identified. The Company believes it is taking the necessary steps to resolve year 2000 issues. However, given the possible consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company is currently assessing the need for contingency planning. The Company believes, however, that with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

SAFE HARBOR STATEMENT

         Statements contained within the description of the business of the Company contained in Item 1, the Management Discussion and Analysis of Financial Conditions and Results of Operations as well as within the non 10-K portion of the 1998 Annual Report that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Agricultural Products Group, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the section entitled, "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), shareholders' investment and cash flows listed in the index appearing under Part IV of Form 10-K (Item 14(a)1), present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 (1997 and prior as restated -- see Note 1), in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Part IV of Form 10-K (Item 14(a)2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, Allied Products Corporation has restated previously issued consolidated financial statements to change its accounting for certain stock option exercises, revisions to contract cost estimates impacting the percentage of completion gross profit margin computation and unreported product liability claims.

                                       PricewaterhouseCoopers  LLP


Chicago, Illinois
April 15, 1999

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                     YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                           1998              1997              1996
                                                      ---------------    --------------    --------------
Net sales...........................................   $ 273,834,000      $270,562,000      $274,414,000
Cost of products sold...............................     250,169,000       210,033,000       209,118,000
                                                      ---------------    --------------    --------------
   Gross profit.....................................   $  23,665,000      $ 60,529,000      $ 65,296,000
                                                      ---------------    --------------    --------------
Other costs and expenses:
   Selling and administrative expenses..............   $  38,145,000      $ 35,499,000      $ 37,885,000
   Interest expense.................................       6,201,000         3,306,000         1,557,000
   Other (income) expense, net......................         962,000        (3,111,000)          631,000
                                                      ---------------    --------------    --------------
                                                       $  45,308,000      $ 35,694,000      $ 40,073,000
                                                      ---------------    --------------    --------------
Income (loss) before taxes..........................   $ (21,643,000)     $ 24,835,000      $ 25,223,000
Provision (benefit) for income taxes:
   Current..........................................         109,000         1,195,000           921,000
   Deferred.........................................      (7,639,000)        7,994,000         8,213,000
                                                      ---------------    --------------    --------------
Net income (loss)...................................   $ (14,113,000)     $ 15,646,000      $ 16,089,000
                                                      ---------------    --------------    --------------
                                                      ---------------    --------------    --------------

Earnings (loss) per common share:
   Basic............................................       $(1.19)           $1.29             $1.19
                                                      ---------------    --------------    --------------
                                                      ---------------    --------------    --------------
   Diluted..........................................       $(1.19)           $1.27             $1.17
                                                      ---------------    --------------    --------------
                                                      ---------------    --------------    --------------
Weighted average shares outstanding:
   Basic............................................      11,895,000        12,107,000        13,505,000
                                                      ---------------    --------------    --------------
                                                      ---------------    --------------    --------------
   Diluted..........................................      11,895,000        12,353,000        13,718,000
                                                      ---------------    --------------    --------------
                                                      ---------------    --------------    --------------


       The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                            --------------------------------
                                                                 1998              1997
                                                            --------------    --------------
Current Assets:
   Cash and cash equivalents..............................   $    727,000      $    609,000
                                                            --------------    --------------
   Notes and accounts receivable, less allowances of
     $519,000 and $531,000, respectively..................   $ 68,827,000      $ 54,729,000
                                                            --------------    --------------
   Inventories:
      Raw materials.......................................   $ 11,529,000      $  6,193,000
      Work in process.....................................     68,296,000        52,811,000
      Finished goods......................................     17,019,000        14,419,000
                                                            --------------    --------------
                                                             $ 96,844,000      $ 73,423,000
                                                            --------------    --------------
   Deferred tax asset.....................................   $ 15,060,000      $ 12,773,000
                                                            --------------    --------------
   Prepaid expenses.......................................   $    406,000      $    415,000
                                                            --------------    --------------
        Total current assets..............................   $181,864,000      $141,949,000
                                                            --------------    --------------
Plant and Equipment, at cost:
   Land...................................................   $  2,430,000      $  2,243,000
   Buildings and improvements.............................     57,022,000        40,750,000
   Machinery and equipment................................     69,196,000        51,339,000
                                                            --------------    --------------
                                                             $128,648,000      $ 94,332,000
   Less-Accumulated depreciation and amortization.........     48,181,000        48,811,000
                                                            --------------    --------------
                                                             $ 80,467,000      $ 45,521,000
                                                            --------------    --------------
Other Assets:
   Deferred tax asset.....................................   $  4,165,000      $  4,631,000
   Deferred charges (goodwill), net of amortization.......      6,154,000         1,491,000
   Other..................................................      3,154,000         1,472,000
                                                            --------------    --------------
                                                             $ 13,473,000      $  7,594,000
                                                            --------------    --------------
                                                             $275,804,000      $195,064,000
                                                            --------------    --------------
                                                            --------------    --------------


       The accompanying notes to consolidated financial statements are an integral part of these statements.

             ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                       DECEMBER 31,
                                                            --------------------------------
                                                                 1998              1997
                                                            --------------    --------------
Current Liabilities:
   Revolving credit agreement.............................   $119,300,000      $ 50,400,000
   Current portion of long-term debt......................        627,000           268,000
   Accounts payable.......................................     52,634,000        19,923,000
   Accrued expenses.......................................     24,258,000        25,145,000
                                                            --------------     -------------
        Total current liabilities.........................   $196,819,000      $ 95,736,000
                                                            --------------     -------------
Long-term debt, less current portion shown above..........   $  2,298,000      $    670,000
                                                            --------------     -------------
Other long-term liabilities...............................   $  4,957,000      $ 10,105,000
                                                            --------------     -------------
Commitments and Contingencies
Shareholders' Investment:
   Preferred stock:
      Undesignated-authorized 1,500,000 shares at
      December 31, 1998 and 1997; none issued.............   $      -          $      -
   Common stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at
      December 31, 1998 and 1997..........................        140,000           140,000
   Additional paid-in capital.............................     98,377,000        98,518,000
   Retained earnings......................................     16,131,000        32,148,000
                                                            --------------    --------------
                                                             $114,648,000      $130,806,000
   Less: Treasury stock, at cost: 2,228,640 and 2,144,263
      shares at December 31, 1998 and 1997, respectively..    (42,918,000)      (42,253,000)
                                                            --------------    --------------
        Total shareholders' investment....................   $ 71,730,000      $ 88,553,000
                                                            --------------    --------------
                                                             $275,804,000      $195,064,000
                                                            --------------    --------------
                                                            --------------    --------------

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                    1998              1997              1996
                                                                              ----------------  ----------------  ----------------
Cash Flows from Operating Activities:

   Net income (loss).........................................................   $ (14,113,000)     $  15,646,000    $   16,089,000
   Adjustments to reconcile net income (loss) to net cash provided from
      (used for) operating activities:
      Gains on sales of operating and nonoperating assets....................      (1,936,000)        (1,662,000)         (106,000)
      Depreciation and amortization..........................................       6,096,000          5,026,000         5,075,000
      Amortization of deferred charges.......................................         356,000            177,000           177,000
      Deferred income tax provision (benefit)................................      (7,639,000)         7,994,000         7,964,000
      Provision for inventory valuation......................................       8,813,000              -                 -
      Stock option compensation..............................................       1,119,000          1,375,000         4,485,000
      Changes in noncash assets and liabilities, net of effects of assets/businesses acquired or sold and noncash transactions:
        (Increase) in accounts receivable....................................     (11,577,000)        (5,976,000)       (8,835,000)
        (Increase) in inventories............................................     (29,395,000)       (20,615,000)       (4,384,000)
        (Increase) decrease in prepaid expenses..............................          27,000           (294,000)          132,000
        Increase (decrease) in accounts payable and accrued expenses.........      30,635,000         (3,230,000)       (6,621,000)
      Other, net.............................................................        (975,000)          (456,000)          478,000
                                                                                --------------     --------------   ---------------
   Net cash provided from (used for) operating activities....................   $ (18,589,000)     $  (2,015,000)   $   14,454,000
                                                                                --------------     --------------   ---------------
Cash Flows from Investing Activities:

   Additions to plant and equipment..........................................   $ (38,837,000)     $ (15,334,000)   $   (4,684,000)
   Payment for businesses acquired, net of cash acquired.....................     (10,953,000)             -                 -
   Proceeds from sales of plant and equipment................................       3,426,000            504,000           207,000
   Proceeds from sales of assets/businesses..................................        -                14,737,000         -
                                                                                --------------     --------------   ---------------
   Net cash used for investing activities....................................   $ (46,364,000)     $     (93,000)   $   (4,477,000)
                                                                                --------------     --------------   ---------------
Cash Flows from Financing Activities:

   Borrowings under revolving credit agreements..............................   $ 186,000,000      $ 122,000,000    $  119,650,000
   Payments under revolving credit agreements................................    (117,100,000)       (98,600,000)     (103,850,000)
   Payments of short and long-term debt......................................        (392,000)          (270,000)         (696,000)
   Common stock issued.......................................................        -                     -             1,501,000
   Purchases of treasury stock...............................................      (1,624,000)       (21,572,000)      (25,993,000)
   Dividends paid............................................................      (1,904,000)        (1,770,000)       (1,808,000)
   Stock option transactions.................................................          91,000          2,096,000         1,308,000
                                                                                --------------     --------------   ---------------
   Net cash provided from (used for) financing activities....................   $  65,071,000      $   1,884,000    $   (9,888,000)
                                                                                --------------     --------------   ---------------
Net increase (decrease) in cash and cash equivalents.........................   $     118,000      $    (224,000)   $       89,000
Cash and cash equivalents at beginning of year...............................         609,000            833,000           744,000
                                                                                --------------     --------------   ---------------
Cash and cash equivalents at end of year.....................................   $     727,000      $     609,000    $      833,000
                                                                                --------------     --------------   ---------------
                                                                                --------------     --------------   ---------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                    1998              1997              1996
                                                                                -------------     -------------     -------------
Supplemental Information:

   (A) Noncash investing and financing activities:

    1. Assets acquired through the assumption of debt . . . . . . . . . . .       $1,559,000       $  526,000        $  442,000
                                                                                  ----------       ----------        ----------
                                                                                  ----------       ----------        ----------

    2. Treasury shares received in lieu of cash for stock option exercise .       $   -            $    -            $   86,000
                                                                                  ----------       ----------        ----------
                                                                                  ----------       ----------        ----------

    3. Treasury shares issued for non cash exercise of stock options . . . .      $   -            $    -            $  773,000
                                                                                  ----------       ----------        ----------
                                                                                  ----------       ----------        ----------

   (B) Interest paid during year . . . . . . . . . . . . . . . . . . . . . .      $6,033,000       $3,225,000        $1,636,000
                                                                                  ----------       ----------        ----------
                                                                                  ----------       ----------        ----------

   (C) Income/franchise taxes paid during year, net of refunds . . . . . . .      $1,072,000       $1,313,000        $1,291,000
                                                                                  ----------       ----------        ----------
                                                                                  ----------       ----------        ----------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                            COMMON AND TREASURY STOCK

                                                                                    COMMON ($.01        TREASURY
                                                                                     PAR VALUE           STOCK,
                                                                                     PER SHARE)          AT COST
                                                                                   --------------    ---------------

Balance at December 31, 1995..................................................        $    91,000       $    -
   Issuance of 226,500 common shares in connection with the exercises
         of stock options.....................................................              3,000            -
   Purchase of 1,016,309 common shares for treasury purposes..................              -            (26,079,000)

   Treasury shares issued (111,238) in connection with the exercises of
         stock options........................................................              -              2,540,000
                                                                                      -----------       -------------
Balance at December 31, 1996..................................................        $    94,000       $(23,539,000)

   Issuance of 4,682,405 common shares in connection with a three-for-
         two stock split......................................................             46,000            -

   Purchase of 974,930 common shares for treasury purposes....................               -           (21,572,000)
   Treasury shares issued (188,273) in connection with the exercises of stock
         options..............................................................               -             2,858,000
                                                                                      -----------       -------------
Balance at December 31, 1997..................................................        $   140,000       $(42,253,000)

   Purchase of 144,943 common shares for treasury purposes....................               -            (1,624,000)
   Treasury shares issued (60,566) in connection with the exercises of stock
         options..............................................................               -               959,000
                                                                                      -----------       -------------
Balance at December 31, 1998..................................................        $   140,000       $(42,918,000)
                                                                                      -----------       -------------
                                                                                      -----------       -------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS

                                                                                                ADDITIONAL            RETAINED
                                                                                                 PAID-IN              EARNINGS
                                                                                                 CAPITAL              (DEFICIT)
                                                                                             ----------------     -----------------

Balance at December 31, 1995, as previously reported........................................     $93,143,000         $    5,031,000
   Restatement for the cumulative effect on prior years related to product liability
reserves, net of tax                                                                                -                    (1,040,000)
                                                                                                 ------------         --------------

Balance at December 31, 1995, as restated...................................................     $93,143,000         $    3,991,000
   Net income for the year..................................................................        -                    16,089,000
   Common dividends declared and paid-$.133 per share.......................................        -                    (1,808,000)
   Issuance of 226,500 common shares in connection with the exercises of stock options......       4,912,000               -
   Treasury shares issued in connection with the exercises of stock options.................        (597,000)              -
   Tax benefit associated with stock option exercises.......................................         128,000               -
                                                                                                 ------------         --------------
Balance at December 31, 1996................................................................     $97,586,000          $  18,272,000
   Net income for the year..................................................................        -                    15,646,000
   Common dividends declared and paid-$.147 per share.......................................        -                    (1,770,000)
   Issuance of 4,682,405 common shares in connection with a three-for-two stock split.......         (46,000)              -
   Treasury shares issued in connection with the exercises of stock options.................         613,000               -
   Tax benefit associated with stock option exercises.......................................         365,000               -
                                                                                                 ------------         --------------
Balance at December 31, 1997................................................................     $98,518,000          $  32,148,000
   Net loss for the year....................................................................        -                   (14,113,000)
   Common dividends declared and paid-$.16 per share........................................        -                    (1,904,000)
   Treasury shares issued in connection with the exercises of stock options.................        (141,000)              -
                                                                                                 ------------         --------------

Balance at December 31, 1998................................................................     $98,377,000          $  16,131,000
                                                                                                 ------------         --------------
                                                                                                 ------------         --------------

           The accompanying notes to consolidated financial statements are an integral part of these statements

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS --

         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996 and 1997 was incorrect. Compensation expense for certain stock option exercises during 1996 and 1997 should have been recognized for cashless stock option exercises and treasury stock transactions involving non-mature stock option shares acquired by the Company. Compensation expense which was not recognized in previously issued financial statements is now reflected in the accompanying restated financial statements. The Company also determined that the percentage of completion gross profit margins on contracts at the Verson division of the Industrial Products Group were incorrectly reported in 1997. Certain significant contract cost estimate revisions should have been recognized at December 31, 1997. Additionally, revisions in contract cost estimates impacting the percentage of completion gross profit margin computation were not computed correctly.

         The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of income (loss) for the years ended December 31, 1997 and 1996:

                                                                     INCOME                TAX
                                                                     BEFORE             PROVISION            NET
                                                                     TAXES              (BENEFIT)           INCOME
                                                                   --------------      --------------    -------------


          1997
             As previously reported.............................     $31,489,000          $11,518,000     $19,971,000
             Restatement associated with Verson gross profit
             margin.............................................       5,279,000)          (1,848,000)     (3,431,000)
             Restatement associated with stock option
             compensation.......................................      (1,375,000)            (481,000)       (894,000)
                                                                     ------------        -------------    ------------
             As restated........................................     $24,835,000         $  9,189,000     $15,646,000
                                                                     ------------        -------------    ------------
                                                                     ------------        -------------    ------------

         1996
            As previously reported..............................     $29,708,000         $ 10,704,000     $19,004,000
            Restatement associated with stock option
            compensation........................................       4,485,000)          (1,570,000)     (2,915,000)
                                                                     ------------        -------------    ------------
            As restated.........................................     $25,223,000         $  9,134,000     $16,089,000
                                                                     ------------        -------------    ------------
                                                                     ------------        -------------    ------------

         It was further determined that the Company should have accrued, prior to 1996, for product liability claims incurred but not reported. This adjustment ($1,600,000 less a tax benefit of $560,000) had no impact on the operating results reported on for the years ended December 31, 1998, 1997 and 1996 and is reflected as an adjustment to retained earnings at December 31, 1995. The impact of the restatement associated with Verson's gross profit margins in 1997 was offset in the current year by a like amount resulting in a restatement of operating results for the first three quarters of 1998 -- see Note 13. Operating results for the first quarter of 1998 were also restated for compensation expense not previously recognized in connection with certain stock option exercises during this period -- see Note 13.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION-

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany items and transactions have been eliminated.

NATURE OF OPERATIONS-

         Allied Products Corporation manufactures large metal stamping presses (through its Industrial Products Group) and implements and machinery used in agriculture, landscaping and ground maintenance businesses (through its Agricultural Products Group). The Company's Coz division, which was part of the Industrial Products Group and supplied thermoplastic compounds and additives, was sold in the fourth quarter of 1997. All manufacturing operations are within the United States. Implements and machinery manufactured by the Agricultural Products Group are primarily sold through dealerships in the United States with some limited export sales to Canada. Metal stamping presses produced by the Industrial Products Group are sold directly to the end users which include automobile manufacturers, first and second tier automotive parts producing companies and the appliance industry. Automobile manufacturers and automotive parts producing companies account for approximately 85% of the Industrial Products Group's revenues in 1998. Press sales generally are concentrated in the United States and Mexico.

USE OF ESTIMATES-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the nature of percentage of completion estimates, it is reasonably possible that cost estimates will be revised in the near term.

REVENUE RECOGNITION-

         Sales by the Agricultural Products Group are recorded when products are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale.

         Revenue and costs related to press manufacturing within the Industrial Products Group are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to the total estimated costs after giving effect to the most recent estimates of total costs. The cumulative impact of revisions in total cost estimates during the manufacturing process is reflected in the period in which the changes become known. On press orders where margin levels cannot be reasonably estimated, the Company does not recognize any gross profit margin until the particular press in process reaches a point in production where the gross profit margin can be reasonably estimated. Margins are then recognized over the remaining period of production. Certain press orders contain penalties for late delivery. Such penalties are considered part of the cost of the press when late delivery of the press appears probable. Losses expected to be incurred on jobs in process are charged to income as soon as such losses are known. The Company has recorded contract losses of $12,079,000 (including reserves of $8,813,000 for estimated future losses expected to be incurred on jobs in process) associated with several jobs in process having a total sales value of $104,734,000 at December 31, 1998. While these contracts contain no penalty provision for late delivery, other uncertainties associated with these contacts make it reasonably possible that additional losses could occur in the near term - see Note 10.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

ACCOUNTS RECEIVABLE-

         Current accounts receivables for the Agricultural Products Group are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Such receivables (with the exception of receivables associated with service parts) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

INVENTORIES-

         The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

         Included in work in process inventory are accumulated costs ($70,400,000 at December 31, 1998 and $47,256,000 at December 31, 1997)
associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of estimated profit ($695,000 at December 31, 1998 and $13,883,000 at December 31, 1997) recognized in relation to the sales recorded, less customer payments ($25,902,000 at December 31, 1998 and $7,357,000 at December 31, 1997) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

PLANT AND EQUIPMENT-

         Expenditures for the maintenance and repair of plant and equipment are charged to expense as incurred. Expenditures for major replacement or betterment are capitalized. Interest costs of $979,000 were capitalized in 1998 (none in 1997 or 1996) in relation to the construction of a building addition at the Verson division of the Industrial Products Group. The cost and related accumulated depreciation of plant and equipment replaced, retired or otherwise disposed of is removed from the accounts and any gain or loss is reflected in earnings.

DEPRECIATION-

         Depreciation of the original cost of plant and equipment is charged to expense over the estimated useful lives of such assets calculated under the straight-line method. Estimated useful lives are 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

DEFERRED CHARGES (GOODWILL)-

         Deferred charges (goodwill) associated with the 1998 acquisition of the Great Bend Manufacturing Company (approximately $5,019,000) and the 1986 acquisition of Verson (approximately $13,113,000) are being amortized on a straight line basis over a period of 20 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. Such assessment includes obsolescence, demand, new technology, competition and other pertinent economic factors and trends that may have an impact on the value of remaining useful life of goodwill.

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

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

EARNINGS (LOSS) PER COMMON SHARE-

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128)-Earnings per Share. Basic earnings (loss) per common share is based on the average number of common shares outstanding - 11,895,000, 12,107,000 and 13,505,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Diluted earnings (loss) per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options - 246,000 and 213,000 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1998, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

RECENTLY ISSUED ACCOUNTING STANDARDS-

         In June 1998, the FASB issued SFAS 133-Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this statement on its financial reporting.

2.       ACCRUED EXPENSES:

         The Company's accrued expenses consist of the following:

                                                                                DECEMBER 31,
                                                                     -----------------------------------
                                                                          1998                 1997
                                                                     --------------       --------------
             Salaries and wages.....................................    $ 6,573,000          $ 5,560,000
             Warranty...............................................      5,794,000            4,938,000
             Self insurance accruals................................      2,905,000            2,858,000
             Pensions, including retirees' health...................      4,644,000            6,439,000
             Taxes, other than income taxes.........................        888,000            1,158,000
             Environmental matters..................................      1,225,000            1,810,000
             Other..................................................      2,229,000            2,382,000
                                                                        -----------          -----------
                                                                        $24,258,000          $25,145,000
                                                                        -----------          -----------
                                                                        -----------          -----------

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

3.       ACQUISITIONS AND DISPOSITIONS:

ACQUISITIONS-

         In April 1998, the Company acquired for cash substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company (Great Bend) located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front end loaders which are used principally in agricultural applications. The Company also acquired for cash in April 1998 substantially all of the assets of Universal Turf Equipment Corporation (Universal Turf) located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. Both operations acquired are part of the Agricultural Products Group. Total cash purchase price for both of these operations was $10,953,000.

         In October 1998, the Company's Verson division formed a joint venture with Theodor Grabener GmbH & Co. KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany. This operation, in which Verson holds a 60% stake, is part of the Industrial Products Group. These acquisitions, taken individually and in the aggregate, are not material to the Company's consolidated operations.

DISPOSITIONS-

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

         At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. In connection with this sale, the purchaser was required to purchase the real estate located in Coldwater, Ohio upon the issuance of a covenant not to sue and related no further action letter by the Ohio Environmental Protection Agency. The Company completed the necessary environmental remediation during 1997 and, in 1998, the purchaser acquired the real estate for cash resulting in a gain of approximately $1,947,000, which is included in Other (income) expense under the caption "Net gain on sales of operating and non-operating assets"- see Note 12.

RESTRUCTURING COSTS-

         Prior to 1994, the Company provided $14,700,000 for the impact of an operational restructuring plan designed to reduce operating losses by closing, consolidating or scaling back certain operations. The restructuring of the Company was substantially completed during 1996 with the remaining reserve being allocated to accruals associated with certain noncontinuing businesses. Net charges to the restructuring reserve in 1996 was $748,000.

4.       INCOME TAXES:

         Provision (benefit) for income taxes in 1998, 1997 and 1996 consists of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                   1998                 1997                 1996
                                                             ----------------      --------------      ----------------
           Federal-current..................................     $     -              $   617,000            688,000
           Federal-deferred.................................      (7,639,000)           7,994,000          8,213,000
           State-current....................................         109,000              578,000            233,000
                                                                 ------------         -----------        -----------
           Total provision (benefit)........................     $(7,530,000)         $ 9,189,000        $ 9,134,000
                                                                 ------------         -----------        -----------
                                                                 ------------         -----------        -----------

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The provision (benefit) for income taxes in 1998, 1997 and 1996 differs from amounts computed by applying the statutory rate to pretax income as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                               1998                 1997                 1996
                                                                          ---------------      --------------       ---------------
             Income tax provision (benefit) at statutory rate...........     $(7,575,000)        $ 8,692,000          $ 8,828,000
             Current net operating loss not benefitted..................        5,598,000            -                    -
             State income tax, net of federal tax benefit...............           71,000            376,000              151,000
             Permanent book over tax differences on acquired assets.....           62,000             62,000              104,000
             Reversal of deferred tax liability.........................      (5,639,000)            -                    -
             Other, net.................................................         (47,000)             59,000               51,000
                                                                             ------------        -----------          -----------
             Total provision (benefit)..................................     $(7,530,000)        $ 9,189,000          $ 9,134,000
                                                                             ------------        -----------          -----------
                                                                             ------------        -----------          -----------

          The significant components of net deferred tax assets were as follows:

                                                                                                         DECEMBER 31,
                                                                                             -------------------------------------
                                                                                                  1998                  1997
                                                                                             ---------------       ---------------
                 Deferred tax assets:
                   Net operating loss and tax credit carryforwards..........................    $ 52,052,000          $ 52,845,000
                   Self-insurance accruals..................................................       2,507,000             2,424,000
                   Inventories..............................................................       4,635,000             2,421,000
                   Receivables..............................................................         172,000               417,000
                   Sale/leaseback transaction...............................................       1,557,000             1,557,000
                   Employee benefits, including pensions....................................       4,338,000             4,928,000
                   Warranty.................................................................       2,096,000             1,803,000
                   Sales allowances.........................................................       3,107,000             2,616,000
                   Environmental matters....................................................         447,000               658,000
                   Other....................................................................         366,000               580,000
                                                                                                -------------         -------------
                   Net deferred tax asset before valuation allowance .......................    $ 71,277,000          $ 70,249,000
                   Valuation allowance .....................................................     (52,052,000)          (52,845,000)
                                                                                                -------------         -------------
                   Net deferred tax asset ..................................................    $ 19,225,000          $ 17,404,000
                                                                                                -------------         -------------
                                                                                                -------------         -------------

         The prospects for future earnings of the Company makes it more likely than not that the Company will utilize the benefits arising from the net deferred tax asset noted above. During 1998, the Company recorded a deferred tax benefit of $5,639,000 as a part of the current year's tax provision. This benefit represents a reversal of a tax liability accumulated in years prior to 1998. The net operating loss carryforwards expire between 1999 and 2013, and investment tax credit carryforwards of $1,217,000 expire between 1999 and 2004.

         The Company provided a valuation allowance in both 1998 and 1997 for deferred tax assets related to net operating loss and tax credit carryforwards based upon a determination that current negative evidence out weighs positive evidence with respect to realization being more likely than not in the future for this component of the net deferred tax asset. The Company projects that future Federal income tax provisions and payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes.

         Tax returns for the years subsequent to 1994 are potentially subject to audit by the Internal Revenue Service.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

5.       FINANCIAL ARRANGEMENTS:

         The Company's debt consists of the following:

                                                                                                            DECEMBER 31,
                                                                                                   -------------------------------
                                                                                                       1998               1997
                                                                                                   -------------      ------------
         Capitalized lease obligations, at interest rates up to 12% (weighted average of
           7.8% and 10.4% at December 31, 1998 and 1997, respectively), due in
         varying amounts through 2004 (Note 6)....................................................    $2,925,000          $938,000
             Less current portion.................................................................       627,000           268,000
                                                                                                      ----------          --------
                                                                                                      $2,298,000          $670,000
                                                                                                      ----------          --------
                                                                                                      ----------          --------

         Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1998 are due as follows:

2000........................................................................................    $  628,000
2001........................................................................................       448,000
2002........................................................................................       339,000
2003........................................................................................       321,000
2004........................................................................................       562,000
                                                                                                ----------
                                                                                                $2,298,000
                                                                                                ----------
                                                                                                ----------

         During 1996, the Company entered into an Amended and Restated Credit Agreement with two banks. The Amended and Restated Credit Agreement was subsequently amended during 1997 and 1998. The amended agreement provided for up to $145,000,000 of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. Under the Amended and Restated Credit Agreement, the Company was required to meet certain periodic financial tests, including minimum net worth, debt coverage and fixed charge coverage ratio and maximum funded debt/operating cash flow ratio. Beginning in 1998, the Company was required to reduce revolving loans under this agreement to $60,000,000 or less for thirty
(30) consecutive days during each fiscal year while the agreement remained in effect. At the end of the third and fourth quarters of 1998, the Company was not in compliance with certain provisions under the Amended and Restated Credit Agreement. Subsequent to the end of each of these quarters, the lenders waived compliance.

         During 1998, the Company entered into an interest rate lock in anticipation of a private debt placement of up to $75,000,000. The Company anticipated that by entering into a private placement agreement, favorable fixed interest rates could be obtained on a long-term basis and that exposure to floating interest rates under the Amended and Restated Credit Agreement would be reduced. During the fourth quarter of 1998, the Company suspended efforts to secure financing through a private placement. Hedging losses of $3,005,000 were incurred in 1998 in the final settlement of the interest rate lock and are included in Other (income) expense under the caption "Treasury lock settlement"
- see Note 12.

         Also during 1998, the Company entered into an interest rate swap agreement for a notional amount of $50,000,000 as part of the Amended and Restated Credit Agreement. Under the terms of this swap agreement, which expires on May 14, 2001, the Company has fixed the interest rate on that portion of the Amended and Restated Credit Agreement. At December 31, 1998, the interest rate under the swap agreement exceeded the average borrowing rate under the portion of the Amended and Restated Credit Agreement not covered by the swap agreement by .64%. This rate differential is being recorded as interest expense on a monthly basis.

         The weighted average interest rate on borrowings outstanding at December 31, 1998 and 1997 were 7.2% and 6.9%, respectively.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUBSEQUENT EVENT-

         Effective February 1, 1999, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with the same two banks, replacing the Amended and Restated Credit Agreement. Effective April 15, 1999, the Company entered into a First Amendment and Waiver to the Credit Agreement ("First Amendment"). The amended agreement provides for up to $140,000,000 (decreasing at specified dates through January 31, 2000 to $110,000,000) of borrowings and/or letters of credit at either a floating prime or fixed LIBOR (LIBOR plus 3.5%) rate. The amount available under this agreement is determined monthly by a borrowing base formula related to receivable, inventory and machinery and equipment balances plus an over advance allowance of $40,000,000 initially, increasing to $47,600,000 in June 1999 then decreasing over the next seven months to $27,800,000 in January 2000. Under this agreement, the Company must, on or before May 15, 1999, grant a lien upon and security interests in all of the assets (except real estate) of the Company and its subsidiaries to the lenders and meet certain periodic financial tests, including minimum debt coverage, operating cash flow and fixed charge coverage ratio. Upon the grant of the lien and security interests to the lenders, the ratios to be met by the Company are lowered. Capital expenditures, stock purchases and dividends (limited to $2,000,000 in 1999) are also limited on an annual basis throughout the term of the loan. The agreement, which expires on February 28, 2000, permits the lenders to accelerate the obligations in the event of a material adverse event and requires prepayment in certain circumstances. The terms of the interest rate swap agreement described above as a part of the Amended and Restated Credit Agreement are applicable to the Credit Agreement and First Amendment. If the Credit Agreement and First Amendment had been in effect as of December 31, 1998, the Company had the capacity to borrow up to $18,863,000.

6.       LEASES:

CAPITAL LEASES-

         The Company leases various types of manufacturing, office and transportation equipment.

         Capital leases included in Machinery and equipment in the accompanying balance sheets are as follows:

                                                                  DECEMBER 31,
                                                         -------------------------------
                                                             1998              1997
                                                         -------------     -------------
Capitalized cost........................................    $3,622,000        $2,490,000
Less-Accumulated amortization...........................     1,081,000         1,528,000
                                                            ----------        ----------
                                                            $2,541,000        $  962,000
                                                            ----------        ----------
                                                            ----------        ----------

         See Note 5 for information as to future debt payments relating to the above leases.

OPERATING LEASES-

         Rent expense for operating leases, which is charged against income, was as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                    1998              1997              1996
                                                               --------------     -------------     -------------
Minimum rentals...............................................    $1,215,000         $1,989,000        $1,943,000
Contingent rentals............................................        87,000             41,000            79,000
                                                                  ----------         ----------        ----------
                                                                  $1,302,000         $2,030,000        $2,022,000
                                                                  ----------         ----------        ----------
                                                                  ----------         ----------        ----------

         Contingent rentals are composed primarily of truck fleet unit charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         At December 31, 1998, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                          NET
                                                                MINIMUM                                 MINIMUM
                                                                ANNUAL              SUBLEASE            ANNUAL
                                                                RENTAL               RENTAL             RENTAL
                                                               PAYMENTS              INCOME            PAYMENTS
                                                             -------------       ---------------     -------------
Year ending December 31,
   1999.....................................................    $1,376,000          $  (728,000)        $  648,000
   2000.....................................................     1,424,000             (794,000)           630,000
   2001.....................................................       594,000              (64,000)           530,000
   2002.....................................................       447,000              (67,000)           380,000
   2003.....................................................       403,000              (68,000)           335,000
   Later....................................................       123,000              (22,000)           101,000
                                                                ----------          ------------        ----------
                                                                $4,367,000          $(1,743,000)        $2,624,000
                                                                ----------          ------------        ----------
                                                                ----------          ------------        ----------

7.       PREFERRED STOCK:

         The Company has 2,000,000 shares of authorized preferred stock of which 350,000 shares are designated as Series B Variable Rate Cumulative Preferred Stock and 150,000 shares are designated as Series C Cumulative Preferred Stock. All shares of the Series B and Series C Preferred Stock have been redeemed. The remaining 1,500,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1998.

8.       COMMON STOCK AND OPTIONS:

         The Company has an incentive stock plan (the 1977 plan) which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire 10 years from the date of grant. There were no stock awards issued under this plan in 1998, 1997 or 1996. No stock appreciation rights have been granted to date under this plan. There are 22,065 options outstanding under this plan at December 31, 1998 and are included in the following table. Additional stock incentives will not be issued under this plan.

         In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 1,436,252 shares (net of forfeitures) of the Company's Common Stock at prices between $1.00 and $19.00 per share. There are 347,025 options outstanding under this plan at December 31, 1998 and are included in the following table. At December 31, 1998, the Company has the capacity to issue an additional 63,748 stock incentives under the 1990 plan.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan (the 1993 plan) which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company has issued options to purchase 114,750 shares of the Company's Common Stock at prices between $8.34 and $19.01 per share. All options issued are outstanding under this plan at December 31, 1998 and are included in the table below.

         In 1997, shareholders approved a new incentive stock plan, the 1997 Incentive Stock Plan (the 1997 plan) to replace the 1990 plan and the 1993 plan described above. The 1997 plan permits a committee of the Company's Board of Directors to grant incentive awards in the form of non-qualified stock options, incentive stock options, stock awards including restricted stock, stock appreciation rights and performance units to key employees and non-employee directors. The 1997 plan authorizes the issuance of up to 750,000 shares of the Company's Common Stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock and performance units. Non-qualified stock options issued under this plan were granted at fair market value at date of grant. Options granted become exercisable over a period of up to three years from date of grant with no option exercisable prior to one year from date of grant. Since the inception of the 1997 plan, the Company has issued options to purchase 576,100 shares (net of forfeitures) of the Company's Common Stock at prices between $7.9375 and $24.875. All options issued under this plan (net of forfeitures) are outstanding at December 31, 1998 and are included in the table below. At December 31, 1998, the Company has the capacity to issue an additional 173,900 stock incentives under the 1997 plan.

         Stock option transactions in 1998, 1997 and 1996 were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                               1998                            1997                            1996
                                   ----------------------------    ----------------------------    ----------------------------
                                                     WEIGHTED                        WEIGHTED                        WEIGHTED
                                                      AVERAGE                         AVERAGE                         AVERAGE
                                                     EXERCISE                        EXERCISE                        EXERCISE
                                      SHARES           PRICE          SHARES           PRICE          SHARES           PRICE
                                   ------------     -----------    ------------     -----------    ------------     -----------
Outstanding at beginning of
 year.............................     810,360      $    13.89         931,758       $   12.15       1,148,025      $     7.71
 Granted..........................     369,100            8.31         110,000           24.65         413,250           16.18
 Exercised........................    (111,520)          12.09        (188,273)           11.14       (627,018)           6.69
 Expired..........................      -                -                (375)           16.09         -                -
 Forfeited........................      (8,000)          16.41         (42,750)           15.87         (2,499)           9.50
                                     ----------                      ----------                      ----------

Outstanding at end of year........   1,059,940      $    12.11         810,360       $   13.89         931,758      $    12.15
                                     ----------                      ----------                      ----------
                                     ----------                      ----------                      ----------
Options exercisable at end of
year..............................     610,340      $    13.09         523,529       $   10.93         474,509      $     9.60
Weighted average fair value of
 options granted during the year..  $     1.89                       $    6.60                       $    3.81

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     -----------    -----------
Risk free interest rate................................................      4.29%           6.10%          5.80%
Dividend yield.........................................................      0.97%           0.70%          0.80%
Expected lives.........................................................    4 years         4 years        4 years
Volatility.............................................................     22.50%          23.00%         22.00%

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                   -------------------------------------------------      ---------------------------
                                                       WEIGHTED
                                                       AVERAGE            WEIGHTED                         WEIGHTED
                                                      REMAINING           AVERAGE                          AVERAGE
                                                      CONTRACTUAL        EXERCISE                         EXERCISE
  RANGES OF EXERCISE PRICES           SHARES             LIFE              PRICE            SHARES          PRICE
------------------------------     ------------     --------------      ------------      ----------     ------------
          $1.75-3.84                     30,525          3.0 years           $  2.62          30,525          $  2.62
         7.9375-12.92                   606,850          8.0 years              8.31         252,750             8.83
         15.26-24.875                   422,565          7.7 years             18.27         327,065            17.37
                                      ---------                                              -------
         $1.75-24.875                 1,059,940          7.7 years            $12.11         610,340           $13.09
                                      ---------                                              -------
                                      ---------                                              -------


         At December 31, 1998, the Company has four stock options plans, which are described above. The Company applied Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Compensation costs recognized in relation to certain stock option exercises discussed in Note 1 amounted to $1,119,000, $1,375,000 and $4,485,000 for the years ended December 31, 1998, 1997 and 1996, respectively. No compensation costs have been recognized for the years ended December 31, 1998, 1997 and 1996 in relation to the issuances of options in each of the respective years. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for options granted under these plans consistent with the method of SFAS 123-Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been revised to the pro forma amounts indicated below:

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                  1998                 1997               1996
                                                            -----------------     --------------     --------------
Net income (loss)                    As reported                $(14,113,000)        $15,646,000        $16,089,000
                                     Pro forma                   (14,978,000)         15,135,000         15,666,000
Basic earnings (loss) per share      As reported                $      (1.19)        $      1.29        $      1.19
                                     Pro forma                         (1.26)               1.25               1.16
Diluted earnings (loss) per share    As reported                $      (1.19)        $      1.27        $      1.17
                                     Pro forma                         (1.26)               1.23               1.14

         On February 15, 1991, the Company declared a dividend distribution of one right ("Right") to purchase an additional 1.5 shares of the Company's Common Stock for $50 on each 1.5 shares of Common Stock outstanding. The Rights become exercisable 10 days after a person or group acquires, or tenders for, 20% or more of the Company's Common Stock. The Company is entitled to redeem the Rights at $.01 per Right at any time until 10 days after any person or group has acquired 20% of the Common Shares. If a person or group acquires 20% or more of the Company's Common Stock (other than pursuant to an acquisition from the Company or pursuant to a tender offer deemed fair by the Board of Directors), then each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase for $50 that number of shares of the Company's Common Stock having a current market value of $100. If a person or group acquires 20% or more of the Company's Common Stock and prior to the person or group acquiring 50% of such outstanding stock, the Company may convert each outstanding Right, other than the Rights held by the acquiring person or group, into 1.5 new shares of the Company's Common Stock. If a

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES person or group acquiring more than 20% of the Company's Common Stock merges with the Company or engages in certain other transactions with the Company, each Right, other than Rights held by the acquiring person or group, entitles the holder to purchase shares of common stock of the acquiring person or group having a current market value of $100 for $50. The Rights attach to all of the Company's Common Stock outstanding as of February 15, 1991, or subsequently issued, and have a term of 10 years. The Rights also expire upon a merger or acquisition of the Company undertaken with the consent of the Company's Board of Directors.

9.       RETIREMENT, PENSION AND POSTRETIREMENT HEALTH PLANS:

           In 1998, the Company adopted the revised disclosure requirements of SFAS 132 -- Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardized the disclosures of pensions and other postretirement benefits into a combined format, but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the 1998 disclosure format.

         The Company sponsors several defined benefit pension plans which cover certain union and office employees. Benefits under these plans generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes.

         The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the financial status as of December 31, 1998 and 1997:

                                                                            DECEMBER 31,
                                                               -------------------------------------
                                                                     1998                 1997
                                                               ----------------     ----------------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year....................      $38,606,000          $33,762,000
   Service cost...............................................          718,000              758,000
   Interest cost..............................................        2,684,000            2,717,000
   Amendments.................................................           56,000            -
   Actuarial losses...........................................        2,227,000            3,797,000
   Benefits paid..............................................       (3,690,000)          (2,428,000)
                                                                    ------------         ------------
   Benefit obligation at end of year..........................      $40,601,000          $38,606,000
                                                                    ------------         ------------
                                                                    ------------         ------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year.............      $46,162,000          $41,270,000
   Actual return on plan assets...............................       (6,849,000)           7,320,000
   Employer contributions.....................................        1,145,000            -
   Benefits paid..............................................       (3,690,000)          (2,428,000)
                                                                    ------------         ------------
   Fair value of plan assets at end of year...................      $36,768,000          $46,162,000
                                                                    ------------         ------------
                                                                    ------------         ------------

FUNDED STATUS:
   Funded status at end of year...............................      $(3,833,000)         $ 7,556,000
   Unrecognized transition obligation.........................         (482,000)            (954,000)
   Unrecognized prior service cost............................        1,927,000            2,147,000
   Adjustment for minimum liability...........................        -                     (289,000)
   Unrecognized net actuarial (loss)..........................         (772,000)         (13,196,000)
                                                                    ------------         ------------
   Accrued pension cost at end of year........................      $(3,160,000)         $(4,736,000)
                                                                    ------------         ------------
                                                                    ------------         ------------

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1,484,000 and $802,000, respectively, as of December 31, 1998 and $2,200,000 and $1,815,000, respectively, as of December 31, 1997. There were no assets associated with these related plans.

         The expected long-term rate of return used in determining the net periodic pension cost in all years was 7.5%. The actuarial present value of the benefit obligation was determined using a discount rate of 6.75% in 1998, 7.5% in 1997 and 7.75% in 1996. The rate of compensation increase used to measure the benefit obligation in three plans was 5%. All other plans are based on current compensation levels.

         The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments include approximately 281,810 and 246,000 shares of the Company's Common Stock at December 31, 1998 and 1997.

         The following table provides the amounts recognized in the balance sheet as of December 31, 1998 and 1997:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1998                  1997
                                                               ---------------      ----------------
 Accrued benefit liability....................................    $(3,299,000)          $(5,026,000)
 Intangible asset.............................................        139,000               290,000
                                                                  ------------          ------------
 Accrued pension cost at end of year..........................    $(3,160,000)          $(4,736,000)
                                                                  ------------          ------------
                                                                  ------------          ------------

         Net periodic pension costs as they relate to defined benefit plans were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                         1998                1997                1996
                                                    ---------------     ---------------     --------------
 Service cost......................................   $     718,000        $    758,000       $    658,000
 Interest cost.....................................       2,684,000           2,717,000          2,438,000
 Expected return on plan assets....................      (2,938,000)         (2,678,000)        (2,274,000)
 Amortization of transition obligation.............        (472,000)           (473,000)          (473,000)
 Amortization of prior service costs...............         277,000             328,000            153,000
 Amortization of actuarial (gain) loss.............        (409,000)           (327,000)           123,000
                                                      --------------       -------------      -------------

 Net periodic pension cost (income)................   $    (140,000)       $    325,000       $    625,000

 Curtailment loss..................................               -             210,000                  -
                                                      --------------       -------------      -------------

 Net periodic pension cost (income) after
       curtailment.................................   $    (140,000)       $    535,000       $    625,000
                                                      --------------       -------------      -------------
                                                      --------------       -------------      -------------

         Curtailment loss in 1997 was related to the retirement of certain Corporate executives.

         Certain employees of the Company are also eligible to become participants in the Save Money and Reduce Taxes (SMART) 401(k) plan. Under terms of the plan, the trustee is directed by each employee on how to invest the employee's deposit. Investment alternatives include a money market fund, four mutual funds and a fixed income fund. As of December 31, 1998 and 1997, assets of the SMART plan include approximately 434,000 and 511,000 shares, respectively, of the Company's Common Stock.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Effective October 1, 1998, the Company instituted the Allied Products Corporation Savings Incentive 401(k) Plan for Bush Hog salaried employees. Except for supplemental contributions that are payable under the SMART Plan, terms of the plan are identical to those of the SMART plan. Employees eligible under the new plan are not eligible for the SMART plan.

         Also effective October 1, 1998, the Company instituted a matching provision for voluntary deposits by employees (up to 6% of their salaries) on the basis of $1 for every $2 deposited. This matching feature is available to participants in the SMART plan and the Allied Products Corporation Savings Incentive Plan. Matching funds are allocated by the employee to the investment alternatives noted above. The Company's total contribution into these plans amounted to $205,000 in 1998.

         Effective January 1, 1998, the Company instituted a supplemental contribution feature to the SMART plan described above. This discretionary noncontributory feature replaces the Target Benefit Plan and a defined contribution plan - see below. Currently, all employees eligible for the SMART plan receive an allocation which is based upon a percentage of the earnings of the employees. This supplemental contribution is allocated by the employee to the same investment alternatives as the SMART plan. The Company's total supplemental contribution amounted to $680,000 in 1998.

         Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All non union employees not covered by pension plans were covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company made an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Employee investment alternatives include a money market fund, four mutual funds and a fixed income fund. Provisions for the contribution to this plan in 1997 and 1996 were $664,000 and $773,000, respectively. Effective January 1, 1998, this plan was terminated. On this date, all employees previously receiving benefits under this plan now receive benefits under the SMART plan described above. Benefits earned under the Target Benefit Plan were transferred to the SMART plan.

         The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan were $222,000 in 1997 and $217,000 in 1996. Benefits under this plan were frozen effective January 1, 1998. On this date, all employees previously receiving benefits under this plan now receive benefits under the SMART plan described above.

         The Company provides medical benefits for retirees and their spouses at one operating division and certain other former employees of several discontinued operations. Accruals for such costs are recognized in the financial statements over the service lives of these employees. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 7.4% for retirees under age 65 (7% for retirees age 65 and older) in 1999 to 5.5% over 22 years. The effect of a 1% annual increase (decrease) in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $68,000 and $74,000 for the years ended December 31, 1998 and 1997, respectively. The annual service and interest costs would not be materially affected.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table provides a reconciliation of the changes in the plans' benefit obligations over the two year period ending December 31, 1998 and a statement of the financial status as of December 31, 1998 and 1997:

                                                                                                  DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                          1998                   1997
                                                                                    ----------------       -----------------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year.........................................    $     799,000           $     767,000
   Service cost....................................................................           55,000                  50,000
   Interest cost...................................................................           56,000                  56,000
   Actuarial (gains) losses........................................................           50,000                  15,000
   Benefits paid...................................................................          (96,000)                (89,000)
                                                                                       --------------          --------------
   Benefit obligation at end of year...............................................    $     864,000           $     799,000
                                                                                       --------------          --------------
                                                                                       --------------          --------------

FUNDED STATUS:
   Funded status at end of year....................................................    $    (864,000)           $   (799,000)
   Unrecognized prior service cost.................................................           10,000                  11,000
   Unrecognized net actuarial (loss)...............................................         (175,000)               (241,000)
                                                                                       --------------          --------------
   Accrued postretirement benefit cost at end of year..............................    $  (1,029,000)          $  (1,029,000)
                                                                                       --------------          --------------
                                                                                       --------------          --------------

        Net periodic postretirement benefit costs include the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1998              1997              1996
                                                                        -------------      -----------      -------------
   Service cost........................................................     $  55,000        $  50,000          $  50,000
   Interest cost.......................................................        56,000           56,000             53,000
   Amortization of unrecognized net (gains) losses.....................       (10,000)         (11,000)            (4,000)
   Amortization of prior plan amendments...............................         1,000            1,000              1,000
                                                                            ----------       ----------         ----------
   Net periodic postretirement benefit cost............................      $102,000          $96,000           $100,000
                                                                            ----------       ----------         ----------
                                                                            ----------       ----------         ----------

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Measurement of the postretirement benefit obligation was based on a discount rate of 6.75% in 1998, 7.5% in 1997 and 7.75% in 1996.

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

         The Company is a defendant in an action where a private party seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At this site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $4,000,000, including attorney fees, from the Company and other defendants. The Company has denied liability and asserted cross-claims against the co-defendants. The Company has also filed claims against its insurers.

         The Company is in the process of investigating or has determined the need to perform environmental remediation or clean up at certain manufacturing sites formerly operated and still owned by the Company. At the sites where the Company has determined that some remediation or cleanup is required, the Company has provided for the estimated cost for such remediation or cleanup.

         One site, located in Coldwater, Ohio, was sold to the purchaser of the White-New Idea business. That sale was contingent on the issuance of a covenant not to sue and related no further action letter by the State of Ohio under the Ohio Voluntary Action Program. The Company completed all necessary investigation and remediation, and expended approximately $1,300,000 in this effort. Upon submission of the final report, a covenant not to sue and no further action letter was issued by the Ohio Environmental Protection Agency. While this project was underway, the Company entered into a series of agreements for financial contribution with both the prior owner and the purchaser of the facility, and recovered approximately 50% of the $1,300,000 spent.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         During 1998, 1997 and 1996, the Company recorded credits of approximately $151,000, $1,181,000 and $418,000, respectively, toward various environmental matters discussed above. At December 31, 1998, the Company has accruals on a non-discounted basis, including those discussed above, of $1,225,000 for the estimated cost to resolve its potential liability with the above and other, less significant, matters. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, the Company believes that the above accruals are adequate for the resolution of known environmental matters and the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

  OTHER-

         In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,063,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment of approximately $7,300,000 due May 22, 1996. The purchaser's payment obligation was secured by the technology license and was guaranteed by the purchaser's parent. The Company initially recorded this agreement as a long-term note receivable. In 1995, however, the Company established a reserve of $7,699,000 (reduced to $7,165,000 at December 31, 1996) against the receivable, due to published adverse financial information about the purchaser and its parent which raised serious concerns about the collectability of the receivable. During 1997, the Company entered into a settlement agreement with the purchaser of the business. Under the terms of the agreement, the purchaser agreed to pay the Company $3,000,000 and all parties agreed to the dismissal/release of certain actions, claims and security interests. All amounts due under this agreement were collected in 1998 ($610,000) and 1997 ($2,390,000).

         In 1998, an adversary proceeding was filed against the Company by a debtor in a bankruptcy proceeding. The transactions and occurrences on which the adversary proceeding is based are the Company's sale of the assets of a former division and certain financial transactions related thereto. Causes of action described in the adversary proceeding include accounting, turnover, fraudulent transfers, "alter ego," economic duress, unjust enrichment and restitution. The amount claimed by the plantiff is not specified in the pleadings. The Company is vigorously contesting all claims against it in this adversary proceeding. One case pending against the Company is a race discrimination class action lawsuit brought by seven plaintiffs who are current or former employees. The complaint alleges discrimination with respect to compensation, promotions, job assignments, discipline and other terms and conditions of employment. The potential class identified by plaintiffs could include several hundred current or former employees. No class certification hearing has been held and no order has been entered. The Company denies the allegations of the plaintiffs and is vigorously defending this claim. No estimate can currently be made as to the ultimate outcome of these two claims, therefore changes in the estimate in the near term are reasonably possible.

         The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known and estimated unreported product liability claims, with necessary reserves ($4,674,000 and $4,200,000 at December 31, 1998 and 1997, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. For all matters excluding one recently asserted claim, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations. For one recently asserted product liability claim, the amount of damages claimed against all defendants exceeds the Company's liability insurance limits. No estimate can currently be made as to whether the ultimate outcome of this claim against the Company could exceed such limits, therefore changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur.

         As described in Note 1, the Verson division may not be able to meet delivery schedules for certain presses currently on order or in production. Certain customers of this division have advised the Company that they will seek to recover damages for late delivery, which could include downtime, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

         At December 31, 1998, the Company was contingently liable for approximately $1,632,000 primarily relating to outstanding letters of credit.

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

11.      OPERATIONS BY INDUSTRY SEGMENT:

         During 1998, the Company adopted SFAS 131 -- Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The prior years' segment information has been restated to reflect its business segments noted below.

         The Company's operations are divided into two business segments - the Agricultural Products Group (which consists of the Bush Hog and Great Bend divisions) and the Industrial Products Group (which consists of the Verson, Precision Press Industries and Verson Pressentechnik operations) as well as the Coz division (net sales and pretax income of $22,887,000 and $1,093,000, respectively, for the year ended December 31, 1997 and net sales and pretax income of $33,892,000 and $2,419,000, respectively, for the year ended December 31, 1996) which was sold in the last quarter of 1997. The nature of the products offered by the Company's operations is described elsewhere in this Annual Report.

         Approximately 3%, 6% and 16% of the Company's net sales in 1998, 1997 and 1996, respectively, were exported principally to Canada (48%, 46% and 15% of export sales in 1998, 1997 and 1996, respectively) and Mexico (48%, 43% and 84% of export sales in 1998, 1997 and 1996, respectively).

         Approximately 26%, 31% and 39% of the Company's total net sales in 1998, 1997 and 1996, respectively, were derived from sales by the Industrial Products Group to the three major U.S. automobile manufacturers.

         Information relating to operations by industry segment follows (in thousands of dollars):

                                                         AGRICULTURAL    INDUSTRIAL
                                                           PRODUCTS       PRODUCTS        CORPORATE     CONSOLIDATED
                                                         ------------    -----------    -------------   ------------
      1998
          Net sales to unaffiliated customers..........   $136,814        $137,020      $       -        $273,834
          Income (loss) before taxes  (a)..............     18,570(c)      (23,129)       (17,084)(d)     (21,643)
          Depreciation and amortization................      2,780           2,988            328           6,096
          Capital expenditures ........................      9,603          30,438            355          40,396
          Total assets.................................    102,069         149,911         21,824 (b)     273,804

      1997
          Net sales to unaffiliated customers..........   $119,471        $151,091      $       -        $270,562
          Income (loss) before taxes  (a)..............     19,735(c)       16,584        (11,484)(d)      24,835
          Depreciation and amortization................      2,159           2,254            613           5,026
          Capital expenditures ........................      4,902          10,709            249          15,860
          Total assets.................................     71,700         101,061         22,303 (b)     195,064

       1996
          Net sales to unaffiliated customers..........   $108,355        $166,059       $       -       $274,414
          Income (loss) before taxes  (a)..............     12,256(c)       29,382         (16,415)(d)     25,223
          Depreciation and amortization................      2,048           2,249             778          5,075
          Capital expenditures ........................      1,055           3,898             173          5,126
          Total assets.................................     62,256          83,457          26,796 (b)    172,509

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

     (a) Segment income (loss) before taxes does not reflect an allocation or charge for general corporate income or expenses, or interest expense.

     (b) Corporate assets consist principally of cash, deferred income taxes, other assets, properties not used in operations and investment in a unconsolidated joint venture.

     (c) Includes interest income of $111,000 in 1998, $77,000 in 1997 and $108,000 in 1996.

     (d)  Corporate income (loss) before taxes consists of the following:

                                                                   1998        1997         1996
                                                                ----------   ---------    --------
          General corporate income and expense................   $(6,845)    $ (6,853)    $(10,377)
          Treasury lock settlement (Note 5)...................    (3,005)       -            -
          Stock option compensation (Note 1)..................    (1,119)      (1,375)      (4,485)
          Interest expense....................................    (6,201)      (3,306)      (1,557)
          Interest income.....................................        86           50            4
                                                                ----------   ---------    --------
          Total...............................................  $(17,084)    $(11,484)    $(16,415)
                                                                ----------   ---------    --------
                                                                ----------   ---------    --------

12.      SUMMARY OF OTHER (INCOME) EXPENSE:

         Other (income) expense consists of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1998            1997            1996
                                                                      ------------    ------------    -----------
          Interest income..........................................   $  (197,000)    $  (127,000)    $ (112,000)
          Goodwill amortization....................................       355,000         177,000        177,000
          Loan cost expenses/amortization..........................       284,000           -            333,000
          Environmental related expenses (credits).................      (151,000)     (1,181,000)      (418,000)
          Net gain on sales of operating and non-operating assets..    (1,936,000)     (1,662,000)      (106,000)
          Provision (credit) for collectability (recovery) of
            long-term note receivable (Note 10)....................      (610,000)     (2,390,000)      (534,000)
          Idle facility income.....................................      (183,000)       (368,000)      (147,000)
          Litigation settlements/insurance provisions..............         -           2,125,000      1,512,000
          Treasury lock settlement.................................     3,005,000           -              -
          Other miscellaneous......................................       395,000         315,000        (74,000)
                                                                      -----------     ------------    -----------
                                                                      $   962,000     $(3,111,000)    $  631,000
                                                                      -----------     ------------    -----------
                                                                      -----------     ------------    -----------

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

13.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized restated quarterly financial data for 1998 and 1997 are as follows (in thousands of dollars, except per share data):

                                                                                   QUARTER ENDING
                                                                ---------------------------------------------------
                                                                MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                                --------    --------    ------------    -----------
         1998
           Net sales..........................................  $62,831     $88,985        $77,184        $44,834
           Gross profit (loss)................................   19,155      19,215            956        (15,661)
           Net income (loss)..................................    5,330       7,101         (7,148)       (19,396)
           Net income (loss) per common share-diluted.........      .44         .59           (.60)         (1.64)


         1997
           Net sales..........................................  $72,881     $76,902        $63,714        $57,065
           Gross profit.......................................   18,258      18,337         16,621          7,313
           Net income (loss)..................................    5,506       5,399          5,287           (546)
           Net income (loss) per common share-diluted ........      .44         .44            .43           (.05)

         Subsequent to the end of 1998 and as discussed in Note 1, the Company determined that the accounting for certain stock option exercise transactions during 1997 and 1998 was incorrect. Compensation expense for certain option exercises during each of these periods should have been recognized. The Company also determined that gross profit margins at the Verson division were incorrect in all quarters of 1997 and the first three quarters of 1998. The following table reconciles the quarterly operating results as previously reported to the restated amounts presented above:

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                          Quarter Ending
                                                                           ---------------------------------------------------
                                                                           March 31    June 30     September 30    December 31
                                                                           --------    --------    ------------    -----------
         1998
            Gross profit (loss):
              As previously reported....................................    $18,857    $19,077     $   (3,887)         (1)
              Net change associated with Verson gross profit margins....        298        138          4,843          (1)
                                                                           --------    -------     ----------
              Restated .................................................    $19,155    $19,215     $      956          (1)
                                                                           --------    -------     ----------
                                                                           --------    -------     ----------


            Net income (loss):
              As previously reported...................................     $ 5,865    $  7,010     $ (10,296)         (1)
              Net change associated with Verson gross profit margins...         298         138         4,843          (1)
              Net change associated with stock option compensation.....      (1,119)       -              -            (1)
              Tax impact of above changes..............................         286         (47)        (1695)         (1)
                                                                           --------    --------     ----------
              Restated ................................................     $ 5,330    $  7,101     $  (7,148)         (1)
                                                                           --------    --------     ----------
                                                                           --------    --------     ----------

         1997
            Gross profit:
              As previously reported.................................       $17,655    $ 19,579     $  16,199       $12,375
              Net change associated with Verson gross profit margins.           603      (1,242)          422        (5,062)
                                                                           --------    --------     ---------       -------
              Restated ..............................................       $18,258    $ 18,337     $  16,621       $ 7,313
                                                                           --------    --------     ---------       -------
                                                                           --------    --------     ---------       -------

            Net income (loss):
              As previously reported.................................       $ 5,171    $  6,206     $   5,013       $ 3,581
              Net change associated with Verson gross profit margins.           603      (1,242)          422        (5,062)
              Net change associated with stock option
                 compensation........................................           (87)       -             -           (1,288)
              Tax impact of above changes.........................             (181)        435          (148)        2,223
                                                                           --------    --------     ----------      -------
              Restated ...........................................          $ 5,506    $  5,399     $   5,287       $  (546)
                                                                           --------    --------     ----------      -------
                                                                           --------    --------     ----------      -------

   (1)       No restatements occurred during this quarter.

         Operating results in the fourth quarter of 1998 included the effects of charges to cost of sales for increased estimated costs on contracts of $9,324,000, reduced estimated gross profit margins on contracts to reflect the lower end of the range of margin of $3,516,000 and an additional contract loss estimate of $8,538,000. It also included a $3,005,000 charge to other (income) expense related to hedging losses associated with an interest rate lock -- see
Note 5.

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
         Included in Part II of this report:

                 Report of Independent Accountants
                 Consolidated statements of income (loss) for the years ended
                    December 31, 1998, 1997 and 1996
                 Consolidated balance sheets as of December 31, 1998 and 1997 Consolidated statements of cash flows for the years ended
                    December 31, 1998, 1997 and 1996
                 Consolidated statements of shareholders' investment for the years ended December 31, 1998, 1997 and 1996
                 Notes to consolidated financial statements

(a)      2.  FINANCIAL STATEMENT SCHEDULES
         Included in Part IV of this report:

                 Schedule II-Valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996

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

10(n) The Registrant's Amendment No. 2 to the Registrant's Amended and Restated Credit Agreement dated as of August 23, 1996 among Allied Products Corporation, the banks named herein and Bank of America National Trust and Savings Association (as successor by merger to Bank of America Illinois) individually and as Agent is incorporated by reference to Exhibit 10A of the Company's 1997 Annual Report on Form 10-K (File No. 1-5530).

10(o) The Registrant's Amendment No. 3 to the Registrant's Amended and Restated Credit Agreement dated as of August 23, 1996 among Allied Products Corporation, the banks named herein and Bank of America National Trust and Savings Association (as successor by merger to Bank of America Illinois) individually and as Agent is incorporated by reference to Exhibit 10 of the Company's quarterly report on Form 10-Q dated August 13, 1998 (File No. 1-5530).

10(p) The Registrant's Amendment No. 4 to the Registrant's Amended and Restated Credit Agreement dated as of August 23, 1996 among Allied Products Corporation, the banks named herein and Bank of America National Trust and Savings Association (as successor by merger to Bank of America Illinois) individually and as Agent is incorporated by reference to Exhibit 10 of the Company's quarterly report on Form 10-Q dated November 13, 1998 (File No. 1-5530).

         The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

   EXHIBIT NO.   NAME OF EXHIBIT
   -----------   ---------------
        3        By-Laws of Allied Products Corporation.
       10A       Material Contract-Second Amended and Restated Credit Agreement.
       10B       First Amendment and Waiver to Credit Agreement.
       21        Subsidiaries of the Registrant.
       23        Consent of Independent Accountants.
       24        Power of Attorney.
       27        Financial Data Schedules.

         Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         On October 6, 1998, the Company filed a report under Item 5-Other Events. This report was filed in connection with a press release dated September 24, 1998, reporting that the Registrant would record a pretax charge of approximately $16 million in the third quarter of 1998. No financial statements were filed with this report.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1998            1997            1996
                                                                      ------------    ------------    -----------
Allowance for doubtful accounts-
   Current receivables:
      Balance at beginning of year.................................   $ 531,000       $   629,000     $  948,000
      Add (deduct)-
         Provision charged to income...............................     129,000           114,000        214,000
         Allowance applicable to receivables acquired..............      47,000             -               -
         Receivables charged off as bad debts, net of recoveries...    (188,000)         (212,000)      (533,000)
                                                                      ------------    ------------    -----------
      Balance at end of year.......................................   $ 519,000       $   531,000     $  629,000
                                                                      ------------    ------------    -----------
                                                                      ------------    ------------    -----------
   Long-term receivables:
      Balance at beginning of year.................................   $ 610,000       $ 7,165,000     $7,699,000
      Add (deduct)-
         Provision charged to income...............................       -                  -             -
         Receivables charged off as bad debts, net of recoveries...    (610,000)       (6,555,000)      (534,000)
                                                                      ------------    ------------    -----------
      Balance at end of year.......................................   $   -           $   610,000     $7,165,000
                                                                      ------------    ------------    -----------
                                                                      ------------    ------------    -----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIED PRODUCTS CORPORATION
                                       (Registrant)

                                       By:        /s/ RICHARD A. DREXLER
                                           -------------------------------------
                                              Richard A. Drexler, CHAIRMAN,
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

April 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             *                                                 /s/ [RICHARD A. DREXLER]
                                 -----------------------------------------------------------------------
                                   Richard A. Drexler, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                                                  DIRECTOR


April 25, 1999               *                                                    /s/ [ROBERT J. FLECK]
                                 -----------------------------------------------------------------------
                                            Robert J. Fleck, VICE PRESIDENT-ACCOUNTING, CHIEF
                                                   ACCOUNTING AND ADMINISTRATIVE OFFICER


                             *                                                      /s/ [LLOYD DREXLER]
                                 -----------------------------------------------------------------------
                                                             Lloyd Drexler,
                                                                Director


                             *                                                  /s/ [William D. Fisher]
                                 -----------------------------------------------------------------------
                                                           William D. Fischer,
                                                                 DIRECTOR


                             *                                                /s/ [STANLEY J. GOLDRING]
                                 -----------------------------------------------------------------------
                                                           Stanley J. Goldring,
                                                                 DIRECTOR


                             *                                                      /s/ [JOHN E. JONES]
                                 -----------------------------------------------------------------------
                                                              John E. Jones,
                                                                 DIRECTOR


                             *                                                       /s/ [JOHN W. PUTH]
                                 -----------------------------------------------------------------------
                                                              John W. Puth,
                                                                 DIRECTOR


                             *                                                  /s/ [MITCHELL I. QUAIN]
                                 -----------------------------------------------------------------------
                                                             Mitchell I. Quain,
                                                                 DIRECTOR


                             *                                                      /s/ [S. S. SHERMAN]
                                 -----------------------------------------------------------------------
                                                              S. S. Sherman,
                                                                 DIRECTOR

                             *   By:                                            /s/ [MARK C. STANDEFER]
                                 -----------------------------------------------------------------------
                                                            Mark C. Standefer,
                                                            ATTORNEY-IN-FACT