Form 10-Q
period 1999-03-31
ALLIED PRODUCTS CORP /DE/
filed 1999-07-20
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,847,046 common shares, $.01 par value, as of June 30, 1999.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


        PART I.  FINANCIAL INFORMATION
                 ---------------------

                 ITEM 1. FINANCIAL STATEMENTS

                         INTRODUCTION

                         CONDENSED CONSOLIDATED BALANCE SHEETS-
                          March 31, 1999 and December 31, 1998

                         CONDENSED CONSOLIDATED  STATEMENTS OF INCOME (LOSS)
                          Three Months Ended March 31, 1999 and 1998

                         CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                          Three Months Ended March 31, 1999 and 1998

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

         EXHIBIT  INDEX
         --------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of March 31, 1999 and for the three months ended March 31, 1999 and 1998) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1998 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                March 31, 1999        December 31, 1998
                                                               ----------------      -------------------
Current Assets:
  Cash and cash equivalents                                     $      413,000        $         727,000
                                                               ----------------      -------------------
  Notes and accounts receivable, less allowances of
     $837,000 and $519,000, respectively                        $   84,758,000        $      68,827,000
                                                               ----------------      -------------------
  Inventories:
    Raw materials                                               $   11,048,000        $      11,529,000
    Work in process                                                 48,727,000               68,296,000
    Finished goods                                                  15,094,000               17,019,000
                                                               ----------------      -------------------
                                                                $   74,869,000        $      96,844,000
                                                               ----------------      -------------------
 Deferred tax asset                                             $   15,060,000        $      15,060,000
                                                               ----------------      -------------------
 Prepaid expenses                                               $      312,000        $         406,000
                                                               ----------------      -------------------

       Total current assets                                     $  175,412,000        $     181,864,000
                                                               ----------------      -------------------

 Plant and Equipment, at cost:
    Land                                                        $    2,423,000        $       2,430,000
    Building and improvements                                       59,694,000               57,022,000
    Machinery and equipment                                         70,810,000               69,196,000
                                                               ----------------      -------------------
                                                                $  132,927,000        $     128,648,000
   Less-Accumulated depreciation and amortization                   50,137,000               48,181,000
                                                               ----------------      -------------------
                                                                $   82,790,000        $      80,467,000
                                                               ----------------      -------------------
 Other Assets:
    Deferred tax asset                                          $    4,165,000        $       4,165,000
    Deferred charges (goodwill), net of amortization                 6,043,000                6,154,000
    Other                                                            4,661,000                3,154,000
                                                               ----------------      -------------------
                                                                $   14,869,000        $      13,473,000
                                                               ----------------      -------------------
                                                                $  273,071,000        $     275,804,000
                                                               ================      ===================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                March 31, 1999        December 31, 1998
                                                               ----------------      -------------------
Current Liabilities:
  Revolving credit agreement                                    $  121,200,000        $     119,300,000
  Current portion of long-term debt                                    627,000                  627,000
  Accounts payable                                                  60,098,000               52,634,000
  Accrued expenses                                                  25,507,000               24,258,000
                                                               ----------------      -------------------
         Total current liabilities                              $  207,432,000        $     196,819,000
                                                               ----------------      -------------------
Long-term debt, less current portion shown above                $    2,051,000        $       2,298,000
                                                               ----------------      -------------------
Other long-term liabilities                                     $    4,993,000        $       4,957,000
                                                               ----------------      -------------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares at March 31,
         1999 and  December 31, 1998; none issued               $         -           $             -
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at March 31,
       1999 and December 31, 1998                                      140,000                  140,000
   Additional paid-in capital                                       98,377,000               98,377,000
   Retained earnings                                                 2,996,000               16,131,000
                                                               ----------------      -------------------
                                                                $  101,513,000        $     114,648,000
   Less: Treasury stock, at cost:  2,228,640
     shares at March 31, 1999 and December 31, 1998                (42,918,000)             (42,918,000)
                                                               ----------------      -------------------
         Total shareholder's equity                             $   58,595,000        $      71,730,000
                                                               ----------------      -------------------

                                                                $  273,071,000        $     275,804,000
                                                               ================      ===================



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                             Three Months Ended March 31,
                                          -----------------------------------
                                                                  Restated
                                               1999                 1998
                                          --------------       --------------
Net sales                                 $  82,240,000        $  62,831,000
Cost of products sold                        82,249,000           43,676,000
                                          --------------       --------------
  Gross profit                            $      (9,000)       $  19,155,000
                                          --------------       --------------

Other costs and expenses:
  Selling and administrative expense      $  10,737,000        $   9,790,000
  Interest expense                            2,361,000            1,090,000
  Other (income) expense, net                  (441,000)            (128,000)
                                          --------------       --------------
                                          $  12,657,000        $  10,752,000
                                          --------------       --------------
Income (loss) before taxes                $ (12,666,000)       $   8,403,000
Provision for income taxes                          -              3,073,000
                                          --------------       --------------
Net income (loss)                         $ (12,666,000)       $   5,330,000
                                          ==============       ==============

Earning (loss) per common share:
  Basic                                   $       (1.07)       $        0.45
                                          ==============       ==============
  Diluted                                 $       (1.07)       $        0.44
                                          ==============       ==============

Weighted average shares outstanding:
  Basic                                      11,819,000           11,925,000
                                          ==============       ==============
  Diluted                                    11,819,000           12,112,000
                                          ==============       ==============

Dividends per common share                $        0.04        $        0.04
                                          ==============       ==============




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                      1999                  1998
                                                                                ----------------       ---------------

   Net income (loss)                                                             $  (12,666,000)        $   5,330,000
   Adjustments to reconcile net income (loss) to net cash
      provided from (used for) operating activities:
      Gains on sales of operating and nonoperating assets                               (82,000)              (15,000)
      Depreciation and amortization                                                   2,144,000             1,350,000
      Amortization of deferred charges                                                  111,000                44,000
      Deferred income tax provision                                                         -               2,602,000
      Provision for inventory valuation                                               6,926,000                   -
      Stock option compensation                                                             -               1,119,000
      Changes in noncash assets and liabilities, net of noncash transactions:
         (Increase) in accounts receivable                                          (16,266,000)          (19,851,000)
         (Increase) decrease in inventories                                          15,049,000           (25,055,000)
         (Increase) decrease in prepaid expenses                                         94,000               (42,000)
         Increase in accounts payable and accrued expenses                            8,713,000            14,415,000
      Other,net                                                                      (1,041,000)             (551,000)
                                                                                ----------------       ---------------
   Net cash provided from (used for) operating activities                       $     2,982,000         $ (20,654,000)
                                                                                ----------------       ---------------

Cash Flows from Investing Activities:
   Additions to plant and equipment                                             $    (4,486,000)        $  (7,077,000)
   Proceeds from sales of plant and equipment                                             6,000                15,000
                                                                                ----------------       ---------------
   Net cash used for investing activities                                       $    (4,480,000)        $  (7,062,000)
                                                                                ----------------       ---------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement                                  $    49,000,000         $  38,000,000
   Payments under revolving credit agreement                                        (47,100,000)           (8,800,000)
   Payments of short and long-term debt                                                (247,000)              (68,000)
   Purchase of treasury stock                                                               -                (776,000)
   Dividends paid                                                                      (469,000)                  -
   Stock option transactions                                                                -                  24,000
                                                                                ----------------       ---------------
Net cash provided from financing activities                                     $     1,184,000         $  28,380,000
                                                                                ----------------       ---------------
Net increase (decrease) in cash and cash equivalents                            $      (314,000)        $     664,000
Cash and cash equivalents at beginning of year                                          727,000               609,000
                                                                                ----------------       ---------------
Cash and cash equivalents at end of period                                      $       413,000         $   1,273,000
                                                                                ================       ===============






The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(1)      Restatement of Previously Issued Financial Statements
         -----------------------------------------------------

                  Operating results for the first quarter of 1998 have been restated to reflect the effect of (a) compensation expenses which should have been recognized in relation to certain stock option exercise transactions and (b) the correction of gross profit margins at the Verson division. See Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report for a more detailed explanation of the restatement.

                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the quarter ended March 31, 1998:


                                        Income          Tax
                                        Before        Provision          Net
                                         Taxes        (Benefit)        Income
                                      -----------    -----------     -----------
         As previously reported       $9,224,000     $3,359,000      $5,865,000
         Restatement associated with
         Verson gross profit margin      298,000        106,000         192,000
         Restatement associated with
         stock option compensation    (1,119,000)      (392,000)       (727,000)
                                      -----------    -----------     -----------
         As restated                  $8,403,000     $3,073,000      $5,330,000
                                      ===========    ===========     ===========

(2)      Accrued Expenses
-------------------------

         The Company's accrued expenses consist of the following:


                                                    3/31/99         12/31/98
                                                 ------------     ------------

         Salaries and wages                      $  7,258,000     $  6,573,000
         Warranty                                   6,154,000        5,794,000
         Self insurance accruals                    2,341,000        2,905,000
         Pensions, including retiree health         4,222,000        4,644,000
         Taxes, other than income taxes               831,000          888,000
         Environmental matters                      1,195,000        1,225,000
         Other                                      3,506,000        2,229,000
                                                 ------------     ------------
                                                 $ 25,507,000     $ 24,258,000
                                                 ============     ============

(3)      Earnings Per Common Share
         -------------------------

                  Basic earnings per common share is based on the average number of common shares outstanding - 11,819,000 and 11,925,000 for the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options 187,000 for the three months ended March 31, 1998. For the quarter ended March 31, 1999, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

(4)      Contingent Liabilities
         ----------------------

                  The Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. For all matters excluding one recently asserted claim, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations. For one recently asserted product liability claim, the amount of damages claimed against all defendants exceeds the Company liability insurance limits. No estimate can currently be made as to whether the ultimate outcome of this claim against the Company could exceed such limits, therefore changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur.

                  As described in Note 1 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K, the Verson division may not be able to meet delivery schedules for certain presses currently on order or in production. Certain customers of this division have advised the Company that they will seek to recover damages for late delivery, which could include downtime, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

                  At March 31, 1999, the Company was contingently liable for approximately $1,734,000 primarily relating to outstanding letters of credit.

(5)      Income Taxes
         ------------

                  The provision for income taxes in the first quarter of 1998 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. No tax benefit was recorded in the first quarter of 1999 as the Company had no tax benefits available to record against the pre tax loss. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for a further discussion related to income taxes.

(6)      Operations By Industry Segment
         ------------------------------

                  During 1998, the Company adopted SFAS 131-- Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The segment information for 1998 has been restated to reflect the business segments noted below.
                  Information relating to operations by industry segment follows (in thousands of dollars):


                                                   Agricultural        Industrial
                                                     Products           Products       Corporate      Consolidated
                                                   ------------       -----------    -----------      ------------

         1999
         ----
           Net sales to unaffiliated customers     $ 36,902           $ 45,338       $     -           $  82,240
           Income (loss) before taxes (a)             5,083 (b)        (12,999)       ( 4,750)(d)        (12,666)
           Total assets                             120,266            130,301         22,504 (C)        273,071


         1998
         ----
           Net sales to unaffiliated customers     $ 34,268           $ 28,563       $     -           $   62,831
           Income (loss) before taxes (a)             6,767 (b)          5,632         (3,996)(d)           8,403
           Total assets                              94,472            129,385         22,912 (C)         246,769

         -------------------
         (a) Segment income (loss) before taxes does not reflect an allocation or charge for general corporate income or expenses, or interest expense.
         (b)  Includes  interest  income of $32,000 in 1999 and $31,000 in 1998.
         (C) Corporate assets consist principally of cash, deferred income taxes, other assets, properties not used in operations and investment in a unconsolidated joint venture.
         (d)  Corporate income (loss) before taxes consists of the following:

                                                           1999         1998
                                                         --------     --------
              General corporate income and expense       $(2,414)     $(1,802)
              Stock option compensation (Note 1)            -          (1,119)
              Interest expense                            (2,361)      (1,090)
              Interest income                                 25           15
                                                         --------     --------
                   Total                                 $(4,750)     $(3,996)
                                                         ========     ========

(7)      Summary of Other (Income) Expense
         ---------------------------------

            Other (income) expense for the three month period ended March 31, 1999 and 1998 consists of the following:

                                                   For the three months ended
                                                   ---------------------------
                                                     3/31/99         3/31/98
                                                   -----------     -----------
            Interest income                        $  (57,000)     $  (46,000)
            Goodwill amortization                     112,000          44,000
            Net (gain) on sales of operating
               and non-operating assets               (81,000)        (15,000)
            Legal settlement                         (389,000)           -
            Credit for recovery of long-term
               note receivable                           -           (195,000)
            Other miscellaneous                       (26,000)         84,000
                                                   -----------     -----------
                                                   $ (441,000)     $ (128,000)
                                                   ===========     ===========

(8)      Financial Arrangements
         ----------------------

                  During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. The loan agreement as amended obligates the Company to repay all outstanding borrowings on expiration of the agreement on February 28, 2000. Before that date the Company must either negotiate an extension of the loan with its current lenders, refinance the loan with other lenders or develop other sources of liquidity to repay the loan. The Company's ability to achieve any of these three options may depend upon the results of its operations during 1999. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more detailed explanation on Financial Arrangements.

(9)      Subsequent Event
         ----------------

                  Subsequent to the end of the first quarter of 1999, the Company received notice asserting that it was in default under the terms of a lease agreement due to the failure by the assignee of the lease to pay rent when due. The facility associated with this notice was formerly leased by the Coz division of the Industrial Products Group. The lease was assigned by the Company in 1997 to the purchaser of the assets of the former Coz division. The lessor consented to the assignment but did not release the Company from liabilities as lessee. The assignee has announced its intent to vacate the facility. The lease provides for rental payments of approximately $1,000,000 over the remaining term. The Company is in the process of evaluating its options under the terms of the lease
 .

                  During the months of May and June, the Company was served with two complaints purporting to be a class lawsuit on behalf of shareholders who purchased Allied Products' common stock between February 6, 1997 and March 11, 1999. The complaints, which appear to be virtually identical, allege various violations of the federal securities laws and seek unspecified damages. The Company believes that the actions are without merit and intends to vigorously defend against the actions. The Company has notified its insurance carrier of the actions. The Company cannot at this time determine the amount of any potential claim that may be asserted in relation to these class action lawsuits. However, such claims could have a material adverse effect on the financial position and results of operations if an unfavorable outcome were to occur.

                  On July 15,  1999,  the  Company  and CC  Industries  Inc.  of
         Chicago signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. The letter of intent contemplates that the Company will transfer the business, assets and liabilities of the Agricultural Products Group to a newly formed limited liability company and then will sell an 80.1% interest in the new entity to CC Industries for $120,710,700. The current management of the Bush Hog and Great Bend divisions will continue as the operating managers of the joint venture. The transaction is subject, among other things, to satisfactory completion of due diligence inquiries by CC Industries, the execution of definitive agreements, the approval of the respective boards of the two companies and the approval of Allied's shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

         Consolidated net sales for the first quarter of 1999 were $82,240,000 compared to consolidated net sales of $62,831,000 reported in the first quarter of 1998. Loss before taxes in the first quarter of 1999 was $12,666,000 compared to income before taxes (on a restated basis) of $8,403,000 in the first quarter of the prior year. Net loss in the first quarter of 1999 was $12,666,000 compared to net income (on a restated basis) of $5,330,000 in the first quarter of 1998.

         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during the first quarter of 1998 was incorrect. Compensation expense for certain option exercises in the first quarter of 1998 which was not recognized in the statement of income issued at that time is now reflected in the accompanying restated statement of income (loss). The Company also determined that gross profit margins at the Verson division of the Industrial Products Group were incorrectly reported in the first quarter of 1998. Corrected amounts are now reflected in the accompanying restated statement of income (loss). Reference is made to Note 13 of Notes to Consolidated Financial Statements in the Company's recently filed Annual Report on Form 10-K regarding the reconciliation of amounts previously reported in the first quarter of 1998 to the amounts currently being reported in the accompanying restated statement of income (loss).

         Within the Agricultural Products Group, net sales increased to $36,902,000 compared to net sales of $34,268,000 reported in the first quarter of 1998. The entire increase was associated with the acquisition of the Great Bend operation in the second quarter of 1998. Bush Hog sales decreased slightly in the first quarter of 1999. The majority of this decrease was related to the cutter product line and was partially offset by the effect of increased loader and turf and landscape product sales. Operating results of the Bush Hog division includes results of the Universal Turf operation acquired in the second quarter of 1998. External financial conditions in the U.S. agricultural sector have weakened since the first quarter of 1998 and are expected to remain weak for the balance of the current year and on into 2000. Commodity prices are lower for most major crops and for most livestock segments. Net farm income decreased in 1998 and is projected to decline further in 1999 and 2000. The Agricultural Products Group has been affected by these factors, but has lessened their impact on the group through the continued expansion of the turf and landscape products. Income before taxes for this segment in the first quarter of 1999 decreased to $5,083,000 compared to income before taxes of $6,767,000 in the first quarter of the prior year. Gross profit margin decreases were primarily related to the effects of lower production levels in the current year. Production levels were affected by decreased demand by farmers and ranchers and increased dealer inventory levels. Increases in selling and adminstrative expense were related to the acquisition of the Great Bend division as noted above. The increase was offset in part by lower commission expenses at the Bush Hog division due to lower sales subject to commissions and the mix of products sold.

         In the Industrial Products Group net sales increased to $45,338,000 in the first quarter of 1999 compared to net sales of $28,563,000 in the first quarter of 1998. The entire increase was related to increase press sales (production) at the Verson division. Revenues and profits are recognized on a percentage of completion basis at the Verson division. This division is currently working on orders for eight large transfer presses from two of the major U.S. automobile manufacturers. The division also has a greater number of small presses in production compared to the prior year.

         The Industrial Products Group reported a loss before taxes of $12,999,000 in the first quarter of 1999 compared to income before taxes (on a restated basis) of $5,632,000 in the first quarter of 1998. In 1998, the Industrial Products Group recorded a loss of $12,079,000 on several jobs in process including reserves of $8,813,000 (none in the first quarter) for estimated future losses on those jobs. The Company indicated in its annual report that it was reasonably possible that additional losses would occur. In the first quarter of 1999, the Company revised its cost estimates on these jobs and increased the reserves for future losses by $7,515,000. The excess of costs over revenues in the first quarter of 1999 (approximately $9,500,000) is primarily attributable to the increase in the reserve for future losses on these jobs. Two factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report on Form 10-K affected the low margins reported in the first quarter of 1999. First, the Industrial Products Group's opening backlog included revenues of approximately $50 million to be recognized in 1999 and 2000 on the loss jobs described above. No gross margins are expected to be recognized on those revenues. The backlog also included future revenues of approximately $95 million to be recorded principally in 1999 for which anticipated gross margins will be lower than historical levels prior to 1998.

         Second, the Industrial Products Group is reporting no gross profit on any press manufactured during 1999 until a point in production when all manufacturing costs can be reasonably estimated. Currently, that point is when the press is in final assembly. This method of recognition of gross profits adversely affected first quarter 1999 results.

         Gross profits within the Industrial Products Group were favorably affected in the first quarter of 1998 by the Company's recovery of a claim associated with a prior period. Selling and administrative expenses increased in the first quarter of 1999. Most increases were related to salary and fringe cost increases and an additional provision for doubtful accounts.

         The Industrial Products Group backlog as of March 31, 1999, composed of revenues to be recorded in future years on orders received, included revenues of approximately $41,000,000 on orders for which estimated losses were recorded in 1998 and 1999 and on which no gross margin is expected to be recognized in 1999 and 2000. Uncertainties associated with these contracts make it reasonably possible that additional losses could occur. The March 31, 1999 backlog for the Industrial Products Group also included future revenues of approximately $89,000,000 to be recorded principally in 1999 for which the group anticipates gross margins lower than levels prior to 1998.

         The backlog of low margin and no margin work in process at March 31, 1999 will have a substantial negative effect on the Industrial Products Group earnings in 1999 and, to a lesser extent, in 2000. In addition, the method of recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results.

         Because of the difficulties the Industrial Products Group encountered in 1998, the group failed to meet delivery date requirements provided in several press orders. The group incurred penalties of approximately $1,200,000 in 1998 (none in the first quarter) as a result of delays in shipments and expects that it may receive additional claims for significant penalty payments or damages in the remainder of 1999 and 2000. Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K. The Company's difficulties in completing orders during 1998 and 1999 could adversely affect its relationship with one or more of its customers and could have a negative impact on the Company's ability to obtain future business from such customers.

         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses decreased slightly (less than $100,000) in the first quarter of 1999. First quarter 1998 administrative expenses included $1,119,000 of compensation expenses (none in the first quarter of 1999) related to the exercise of certain stock options as previously discussed. This decrease was offset by the effects of costs in 1999 related to a matching provision now provided for the Company's 401(k) pension plans and normal salary and fringe cost increases since the first quarter of 1998.
Reference is made to Note 7 of Notes to Consolidated Condensed Financial Statements for an analysis of other (income) expense in the first quarter of 1999 and 1998.

         Interest expense in the first quarter of 1999 was $2,361,000 compared to interest expense of $1,090,000 reported in the first quarter of 1998. The increase was primarily associated with increased borrowings related to greater receivable levels, fixed asset additions and the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998.

         No current or deferred tax benefit was recorded in the first quarter of 1999 as the Company had no expected tax benefits available to record against the pretax loss. Reference is made to Note

5 of Notes to Condensed Consolidated Financial Statements. No valuation allowance has been provided for the net deferred tax assets associated with temporary deductible differences that existed at the beginning of 1999 as the Company believes it is more likely than not that such assets will be utilized.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Working capital at March 31, 1999 was $(32,020,000) and the current ratio was .85 to 1.0 compared to working capital of $(14,955,000) and a current ratio of .92 to 1.00 at December 31, 1998. Net receivables increased by $15,931,000 since the end of 1998. The entire increase was associated with the Agricultural Products Group where cash collections are dependent upon the retail sale of the product by the dealer. The majority of sales to dealers are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivable levels within this group have also been impacted by the overall downturn in the agricultural economy in the United States brought about by lower commodity prices, excess grain inventory levels and decreased exports of grain, particularly to the far eastern countries. These economic factors have led to decreased agricultural equipment sales by dealers and, in turn, increased dealer receivable levels. Net inventory levels have decreased by $21,975,000 since the end of 1998. The majority of the decrease was related to the Industrial Products Group. As noted above, the Verson division recorded reserves of $7,515,000 in the first quarter of 1999 for estimated additional costs associated with certain press orders currently in production on which losses are anticipated. In addition, customer payments on presses in process have increased by approximately $11,700,000 since the end of 1998. Agricultural Products Group inventory levels have also decreased by approximately $2,500,000 due to normal seasonal product demand as noted above.

         Fixed asset additions in the first quarter of 1999 totaled $4,486,000. Approximately $2,700,000 represented building costs associated with the assembly facility addition at the Verson division. There were no major fixed asset dispositions in the first quarter of 1999.

         Net increases in accounts payable ($7,464,000) and accrued expenses ($1,249,000) were primarily related to the increased production levels at the Verson division. Borrowings under the Company's revolving credit agreement increased by $1,900,000 since the end of 1998.

         During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for a description of the major terms of this agreement. The loan agreement as amended obligates the Company to repay all outstanding borrowings on expiration of the agreement on February 28, 2000. Before that date the Company must either negotiate an extension of the loan with its current lenders, refinance the loan with other lenders or develop other sources of liquidity to repay the loan. The Company's ability to achieve any of these three options may depend upon the results of its operations during 1999.

         As of March 31, 1999, the Company had cash and cash equivalents of $413,000 and additional funds of $16,963,000 available under the Second Amended and Restated Credit Agreement and the related amendment. The Company believes that its expected operating cash flow and funds available under the Second Amended and Restated Credit Agreement and the related amendment may not be adequate to finance its operations and capital expenditures in 1999. The Company is exploring additional or alternate sources of financing necessary to continue operations in a normal manufacturing environment and to finance necessary capital expenditures. During the first quarter of 1999, the Company was not in compliance with certain provisions of the Amended and Restated Credit Agreement. This agreement was replaced by the Second Amended and Restated Credit Agreement which contained waivers for noncompliance of certain provisions of the Amended and Restated Credit Agreement.

         Reference is made to Note 9 of Notes to Condensed Financial Statements as it relates to the Company's involvement in legal proceedings as a defending party.

IMPACT FROM NOT YET EFFECTIVE RULES
-----------------------------------

         In June 1998, the Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standard (SFAS) No. 133-Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of this statement on its financial reporting.

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

         The Company has completed the identification process in relation to the four categories noted above. The Company recently purchased and installed financial software which is year 2000 compliant. Outside service bureau financial software currently in place has been determined and tested to be year 2000 compliant. Payroll services for the Company are currently being provided by an outside service. The Company is currently in the process of upgrading this service to year 2000 compliant software. One major location is already utilizing this new software. Compliance certificates have been received for non personal computer systems owned/leased by the Company. Compliance testing is currently being conducted. The majority of all personal computers used within the Company (both financial and non financial applications) have been purchased within the last two years and have been successfully tested for compliancy. Remaining non compliant personal computers will be replaced with year 2000 compliant units during 1999 as a part of the Company's normal upgrade program.

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

         The risk to the Company from the failure of suppliers of goods and services (over which the Company does not have control) to attain year 2000 compliance is the same to other business enterprises generally. Failure of information systems by financial institutions (banks, service bureaus, insurance companies, etc.) would disrupt the flow of funds to and from the Company until systems can be remedied or replaced by these providers. Failure of delivery of critical components by suppliers and subcontractors resulting from non year 2000 compliance could result in disruptions of manufacturing processes with delays in the delivery of our products to our customers until non- compliant conditions or components can be remedied or replaced. The Company has identified major suppliers of goods and services and is in the process of determining their year 2000 compliance status.

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

SAFE HARBOR STATEMENT
---------------------

         Statements contained within the Management Discussion and Analysis of Financial Conditions and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Agricultural Products Group, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

                           PART II - OTHER INFORMATION

Item 4            Submission of Matters to a Votes of Security Holders
                  ----------------------------------------------------
         On  June  18,  1999  the   Registrant   held  its  annual   meeting  of
shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission.
The following item was voted on by the Company's shareholders:

         Election of Two Directors. Proxies for the meeting were solicited pursuant to Regulation 14A. The nominees received the number of votes:

         Class C Directors- Terms expire in 2002 - Mr. S. S. Sherman and
         ----------------------------------------------------------------
                Mr. Stanley J. Goldring
                -----------------------
            For Mr. Sherman - 10,415.902; withheld from Mr. Sherman - 140,933. For Mr. Goldring - 10,416,486; withheld from Mr. Goldring - 140,349

The terms of the following directors continued after the meeting:
         Class A Directors - Terms expire in 2000
         ----------------------------------------
                  Mr. Richard A. Drexler and Mr. Mitchell I. Quain Class B Directors - Terms expire in 2001
         ----------------------------------------
                  Mr.  John E. Jones and Mr. Lloyd A. Drexler

         Approximately 1,397,000 shares held by brokers and nominees were not voted in the election of directors.

         2000 Annual Meeting.  After April 24, 2000,  notice to the Company of a
         --------------------
Shareholder proposal submitted for consideration at the 2000 Annual Meeting of Shareholders which is not submitted for inclusion in the Company's proxy Statement and form of proxy, will be considered untimely and the persons named in the proxies solicited by the Company may exercise discretionary voting power with respect to any such proposal.


Item 6.          Exhibit and Reports on Form 8-K
                 -------------------------------

(a)      Exhibits - See Exhibit Index included herein.

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended March 31, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ALLIED PRODUCTS CORPORATION
                                          ---------------------------
                                                (REGISTRANT)
                                                ------------




July 19, 1999                   /s/ Robert J. Fleck
-------------                   -----------------------------------------------
                                Robert J. Fleck
                                Vice President- Accounting and Chief Accounting
                                 & Administrative Officer




July 19,  1999                  /s/ Mark C. Standefer
--------------                  -----------------------------------------------
                                Mark C. Standefer
                                Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS


         The following exhibit is attached to the copies of this report filed with the Securities and Exchange Commission:

EXHIBIT NO.                  DESCRIPTION OF EXHIBITS
----------                   -----------------------
    27                       Financial Data Schedules

The following exhibits are incorporated by reference as noted below:

    99(a) The Registrant's Notification of Late Filing as it relates to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 is Incorporated by reference to Registrant's
                             Form 12b-25 dated March 31, 1999 (File No. 1-5530)

    99(b) The Registrant's Notification of Late Filing as it relates to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999 is Incorporated by reference to Registrant's
                             Form 12b-25 dated May 17, 1999 (File No. 1-5530)