Form 10-Q/A
period 1998-06-30
ALLIED PRODUCTS CORP /DE/
filed 1999-08-04
CIK 3941

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


         PART I.   FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                          INTRODUCTION

                          CONDENSED CONSOLIDATED BALANCE SHEETS-
                            June  30, 1998 and December 31, 1997

                          CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME Three
                            and Six Months Ended June 30, 1998 and 1997

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

         EXHIBIT  INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION
         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996, 1997 and interim reporting periods for 1998 was incorrect. Non-cash compensation expense for certain option exercises during the above periods which was not recognized in previously issued 10-Q's is now reflected in the accompanying restated financial statements. The Company also determined that gross profit margins at the Verson division were incorrectly reported in 1997 and interim reporting periods in 1998. Reference is made to Note 13 of the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K regarding the reconciliation of the amounts previously reported to the amounts currently being reported in the quarterly consolidated statements of income (loss) for the periods ended June 30, 1998 and 1997. It was further determined that the Company should have accrued for product liability claims incurred but not reported prior to 1996. The product liability adjustment ($1,040,000 net of tax) had no impact on operating results reported on within this report and is reflected as an adjustment to retained earnings at December 31, 1995.

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

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                                                   June 30, 1998   December 31,1997
                                                                   -------------   -----------------

Current Assets:
  Cash and cash equivalents ........................               $     489,000   $        609,000
                                                                   -------------   -----------------
  Notes and accounts receivable, less allowances of
     $652,000 and $531,000, respectively ...........               $  67,724,000   $     54,729,000
                                                                   -------------   ----------------
  Inventories:
    Raw materials ..................................               $   8,986,000   $      6,193,000
    Work in process ................................                  98,787,000         52,811,000
    Finished goods .................................                  17,416,000         14,419,000
                                                                   -------------   ----------------
                                                                   $ 125,189,000   $     73,423,000
                                                                   -------------   ----------------
 Deferred tax asset ................................               $  12,773,000   $     12,773,000
                                                                   -------------   ----------------
 Prepaid expenses ..................................               $     533,000   $        415,000
                                                                   -------------   ----------------
       Total current assets ........................               $ 206,708,000   $    141,949,000
                                                                   -------------   ----------------

 Plant and Equipment, at cost:
    Land ...........................................               $   2,170,000   $      2,243,000
    Building and improvements ......................                  51,557,000         40,750,000
    Machinery and equipment ........................                  58,121,000         51,339,000
                                                                   -------------   ----------------
                                                                   $ 111,848,000   $     94,332,000
   Less-Accumulated depreciation and amortization ..                  46,285,000         48,811,000
                                                                   -------------   ----------------
                                                                   $  65,563,000   $     45,521,000
                                                                   -------------   ----------------
 Other Assets:
    Deferred tax asset .............................               $   4,631,000   $      4,631,000
    Deferred charges (goodwill), net of amortization                   6,618,000          1,491,000
    Other ..........................................                   3,353,000          1,472,000
                                                                   -------------   ----------------
                                                                   $  14,602,000   $      7,594,000
                                                                   -------------   ----------------

                                                                   $ 286,873,000   $    195,064,000
                                                                   =============   ================




The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                   June 30, 1998   December 31,1997
                                                                   -------------   ----------------
Current Liabilities:
  Revolving credit agreement ................................      $ 109,200,000   $     50,400,000
  Current portion of long-term debt .........................            388,000            268,000
  Accounts payable ..........................................         35,114,000         19,923,000
  Accrued expenses ..........................................         24,868,000         25,145,000
                                                                   -------------   ----------------
         Total current liabilities ..........................      $ 169,570,000   $     95,736,000
                                                                   -------------   ----------------
Long-term debt, less current portion shown above ............      $   1,235,000   $        670,000
                                                                   -------------   ----------------
Other long-term liabilities .................................      $  15,541,000   $     10,105,000
                                                                   -------------   ----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares at June 30,
         1998 and  December 31, 1997; none issued ...........      $        --     $        --
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at June 30,
       1998 and December 31, 1997 ...........................            140,000            140,000
   Additional paid-in capital ...............................         98,872,000         98,518,000
   Retained earnings ........................................         43,626,000         32,148,000
                                                                   -------------   ----------------
                                                                   $ 142,638,000    $   130,806,000
   Less: Treasury stock, at cost:  2,120,144 and 2,144,263
     shares at June 30, 1998 and December 31, 1997,
     respectively ...........................................        (42,111,000)       (42,253,000)
                                                                   -------------   ----------------
         Total shareholder's equity .........................      $ 100,527,000    $    88,553,000
                                                                   -------------   ----------------

                                                                   $ 286,873,000    $   195,064,000
                                                                   =============   ================



The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                           Three Months Ended June 30,        Six Months Ended June 30,
                                          ------------------------------   ----------------------------------------
                                              1998              1997           1998             1997
                                          -------------     ------------   -------------    -------------
Net sales .............................   $  88,985,000    $  76,902,000   $ 151,816,000    $ 149,783,000

Cost of products sold .................      69,770,000       58,565,000     113,446,000      113,188,000
                                          -------------    -------------   -------------    -------------
  Gross profit ........................   $  19,215,000    $  18,337,000   $  38,370,000    $  36,595,000
                                          -------------    -------------   -------------    -------------

Other costs and expenses:

  Selling and administrative expenses .   $   8,859,000    $   8,775,000   $  18,649,000    $  17,355,000

  Interest expense ....................       1,447,000          958,000       2,537,000        1,652,000

  Other (income) expense, net .........      (1,736,000)         112,000      (1,864,000)         541,000
                                          -------------    -------------   -------------    -------------

                                          $   8,570,000    $   9,845,000   $  19,322,000    $  19,548,000
                                          -------------    -------------   -------------    -------------

Income before taxes ...................   $  10,645,000    $   8,492,000   $  19,048,000    $  17,047,000

Provision for income taxes ............       3,544,000        3,093,000       6,617,000        6,142,000
                                          -------------    -------------   -------------    -------------

Net income and comprehensive net income   $   7,101,000    $   5,399,000   $  12,431,000    $  10,905,000
                                          =============    =============   =============    =============

Earnings per common share:
  Basic ...............................   $        0.60    $        0.45   $        1.04    $        0.89
                                          =============    =============   =============    =============

  Diluted .............................   $        0.59    $        0.44   $        1.03    $        0.88
                                          =============    =============   =============    =============

Weighted average shares outstanding:
  Basic ...............................      11,923,000       12,120,000      11,924,000       12,202,000
                                          =============    =============   =============    =============

  Diluted .............................      12,099,000       12,366,000      12,105,000       12,440,000
                                          =============    =============   =============    =============

Dividends per common share ............   $        0.04    $      0.0333   $        0.08    $      0.0667
                                          =============    =============   =============    =============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                                ----------------------------
                                                                                    1998            1997
                                                                                ------------    ------------
Cash Flows from Operating Activities:
   Net income ...............................................................   $ 12,431,000    $ 10,905,000
   Adjustments to reconcile net income to net cash
      used for operating activities:
      Gains on sales of operating and nonoperating assets ...................     (1,972,000)       (143,000)
      Depreciation and amortization .........................................      2,743,000       2,525,000
      Amortization of deferred charges ......................................        132,000          89,000
      Deferred income tax provision .........................................      5,661,000       5,394,000
      Stock option compensation .............................................      1,119,000          87,000
      Changes in noncash assets and liabilities, net of noncash transactions:
         (Increase) in accounts receivable ..................................    (10,448,000)    (22,151,000)
         (Increase) in inventories ..........................................    (48,830,000)     (3,878,000)
         (Increase) decrease in prepaid expenses ............................       (100,000)         15,000
         Increase (decrease)  in accounts payable and accrued expenses ......     13,070,000         (27,000)
      Other,net .............................................................     (1,455,000)        113,000
                                                                                ------------    ------------
   Net cash used for operating activities ...................................   $(27,649,000)   $ (7,071,000)
                                                                                ------------    ------------

Cash Flows from Investing Activities
   Additions to plant and equipment .........................................   $(22,060,000)   $ (7,233,000)
   Payment for businesses acquired ..........................................    (11,290,000)           --
   Proceeds from sales of plant and equipment ...............................      3,383,000         404,000
                                                                                ------------    ------------
   Net cash used for investing activities ...................................   $(29,967,000)   $ (6,829,000)
                                                                                ------------    ------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement ..............................   $ 92,400,000    $ 63,700,000
   Payments under revolving credit agreement ................................    (33,600,000)    (36,900,000)
   Payments of short and long-term debt .....................................       (135,000)        (96,000)
   Purchase of treasury stock ...............................................       (776,000)    (12,956,000)
   Dividends paid ...........................................................       (478,000)       (407,000)
   Stock option transactions ................................................         85,000         894,000
                                                                                ------------    ------------
Net cash provided from financing activities .................................   $ 57,496,000    $ 14,235,000
                                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents ........................   $   (120,000)   $    335,000
Cash and cash equivalents at beginning of year ..............................        609,000         833,000
                                                                                ------------    ------------
Cash and cash equivalents at end of period ..................................   $    489,000    $  1,168,000
                                                                                ============    ============




The accompanying notes to condensed consolidated financial statements are an integral part of the statements

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements


(1)      Accrued Expenses
         ----------------
         The Company's accrued expenses consist of the following:

                                                     6/30/98          12/31/97
                                                   -----------       -----------
         Salaries and wages ................       $ 8,070,000       $ 5,560,000
         Warranty ..........................         4,831,000         4,938,000
         Self insurance accruals ...........         1,515,000         2,858,000
         Pensions, including retiree health          5,052,000         6,439,000
         Taxes, other than income taxes ....         1,349,000         1,158,000
         Environmental matters .............         1,463,000         1,810,000
         Other .............................         2,588,000         2,382,000
                                                   -----------       -----------
                                                   $24,868,000       $25,145,000
                                                   ===========       ===========



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

(4)      Dispositions/Sales of Assets
         ----------------------------
                  "Other (income) expense, net" for the six months ended June 30, 1998 includes gains of approximately $1,972,000 ($1,957,000 in the second quarter) primarily related to the sale of the Coldwater, Ohio facility noted below.

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

(7)      Summary of Other (Income) Expense
         ---------------------------------
                  Other (income) expense for the three and six month periods ended June 30, 1998 and 1997 consists of the following:

                            For the three months ended    For the six months ended
                            --------------------------    ------------------------
                              6/30/98        6/30/97        6/30/98      6/30/97
                            -----------    -----------    -----------  -----------
Interest income .........   $   (41,000)   $   (23,000)   $   (87,000)   $ (40,000)
Goodwill amortization ...        87,000         45,000        132,000       89,000
Net (gain) loss on sales
  of operating and non-
  operating assets ......    (1,957,000)       (18,000)    (1,972,000)    (143,000)
Litigation
  settlements/insurance
  provision .............       569,000        115,000        569,000      557,000
Payments received
  long-term notes
  receivable reserved for
  as uncollectible ......      (195,000)      (500,000)      (390,000)    (500,000)
 Other miscellaneous ....      (199,000)       493,000       (116,000)     578,000
                            -----------    -----------    -----------    ---------
                            $(1,736,000)   $   112,000    $(1,864,000)   $ 541,000
                            ===========    ===========    ===========    =========

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

First Half of 1998 Compared to First Half of 1997
-------------------------------------------------
         Net sales in the first half of 1998 were $151,816,000 compared to net sales of $149,783,000 reported in the first half of 1997. Increased sales at the Bush Hog division more than offset the loss of revenues associated with the Company's former Coz division, which was sold in the fourth quarter of 1997. Income before taxes in the first half of the current year was $19,048,000 compared to income before taxes of $17,047,000 reported in the first half of the prior year. Income before taxes in the first half of 1998 included gains of approximately $1,972,000 primarily related to the sale of the Coldwater, Ohio facility - See Note 4 of Notes to Condensed Consolidated Financial Statements. Net income was $12,431,000 ($1.04 per common share-basic) in the first half of 1998 compared to net income of $10,905,000 ($.89 per common share-basic) in the first half of 1997. "Earnings per common share" and "Weighted average shares outstanding" have been restated for the three and six months ended June 30, 1997 to reflect the effect of a three-for-two stock split in 1997 and the effect of adopting Statement of Financial Accounting Standards (SFAS) No. 128-Earnings per Share.

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

         Net sales at the Verson division increased by 8% in the first half of 1998 compared to the first half of 1997. Revenue and profits are recognized on a percentage of completion basis for press production at this division. The increase in net sales was primarily related to increased press orders received during the second quarter of 1998 including the recently announced major orders for presses of approximately $80,000,000. Gross profits and gross profit margins decreased at the Verson division in the first half of 1998 compared to the same six month period of 1997. Margins have been negatively impacted by manufacturing constraints associated with insufficient manufacturing causing the division to out source an increased level of production, resulting in increased costs. The mix of production has also resulted in inefficiencies. Production in the first half of 1998 included newly designed presses for each of the major U.S. auto manufacturers. Some of the engineering requirements related to these and other orders have also been subcontracted out. These manufacturing problems have led to the delayed shipment of certain presses. Warranty costs have also increased in 1998 due to the increased sales volume and mix of products manufactured. These increased costs were partially offset by the settlement of a claim against a third party, which negatively impacted periods prior to 1997.

         Selling and administrative expenses increased in the first half of 1998 to $18,649,000 (12.3% of net sales) from $17,355,000 (11.6% of net sales) in the first half of 1997. Selling expense increases were primarily related to increased commissions at the Bush Hog division (associated with increased sales), costs related to the establishment of an international sales and marketing department at the Verson division (primarily salaries and travel costs) and the acquisition of the Great Bend division as noted above. These increases were partially offset by decreased costs associated with the sale of the Coz division in the fourth quarter of 1997. Administrative costs have also increased in the first half of 1998. Corporate administrative costs increased in the first half of 1998 primarily due to the effect of compensation expense recognized ($1,119,000 in the first half of 1998 compared to $87,000 in the first half of the prior year) in relation to stock options exercised in each period. The effect of this increase was partially offset by the impact of corporate staff retirements in the last half of 1997. Other cost increases related to staff expansion and legal fees associated with the settlement of a claim at the Verson division and the acquisition of the Great Bend division were partially offset by the impact of the sale of the Coz division.

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

Second Quarter of 1998 Compared to Second Quarter of 1997
---------------------------------------------------------
         Net sales in the second quarter of 1998 were $88,985,000 compared to net sales of $76,902,000 reported in the second quarter of 1997. Income before taxes in the second quarter of the current year was $10,645,000 compared to income before taxes of $8,492,000 reported in the second quarter of the prior year. Income before taxes in the second quarter of 1998 included gains of approximately $1,972,000 primarily related to the sale of the Coldwater, Ohio facility - See Note 4 of Notes to Condensed Consolidated Financial Statements. Net income was $7,101,000 ($.60 per common share-basic) in the second quarter of 1998 compared to net income of $5,399,000 ($.45 per common share-basic) in the second quarter of 1997. Reference is made to the restatement of "Earnings per common share" and "Weighted average share outstanding" noted above.

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

         At the Verson division, sales increased 28% in the second quarter of 1998 compared to the second quarter of the prior year. The entire increase was related to increased press production. As noted above, major press orders were received during the second quarter of 1998. Production has begun on these orders in order to meet delivery date deadlines. Gross profits and gross profit margins have decreased at the Verson division in the second quarter of the current year compared to the same quarter of 1997. Margins have been pressured by the impact of increased outsourcing of production and engineering services, increased warranty provisions and lack of adequate manufacturing capacity. The division is in the process of expanding its assembly area and construction will be completed in the last quarter of this year. Some press shipments have been delayed due to production problems. While no significant penalties have been incurred with these late shipments, the excess number of presses in the assembly and other manufacturing areas have led to manufacturing inefficiencies.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Working capital at June 30, 1998 was $37,138,000 (current ratio of 1.22 to 1.0) compared to working capital of $46,213,000 (current ratio of 1.48 to 1.0) at December 31, 1997. Net receivables increased by $12,995,000 since the end of 1997. The majority of the increase was associated with the Bush Hog division where cash collections are dependent upon the retail sale of the product by the dealer. Sales, which are typically strong in the first quarter of the year or just prior to the use season by the farmer, continued to be strong in the second quarter of 1998. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivables also increased with the acquisition of the Great Bend division. On a consolidated basis, inventory levels have increased $51,766,000 since the end of 1997. The majority of the increase was related to the Verson division and was the direct result of the number and extent of jobs in process, the impact of decreased customer deposits and progress payments against press orders and the effects of delivery date extensions. Inventory levels have also increased at the Bush Hog division where record first half sales have occurred in 1998. The acquisition of Great Bend also resulted in increased consolidated inventories.

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

         1999 Annual Meeting.  After February 23, 1999, notice to the Company of
         --------------------
a Shareholder proposal submitted for consideration at the 1999 Annual Meeting of Shareholders which is not submitted for inclusion in the Company's proxy Statement and form of proxy, will be considered untimely and the persons named in the proxies solicited by the Company may exercise discretionary voting power with respect to any such proposal.

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




August 3,1999                    /s/ Robert J. Fleck
-------------                    -----------------------------------------------
                                 Robert J. Fleck
                                 Vice President- Accounting and Chief Accounting
                                  & Administrative Officer




August 3, 1999                   /s/ Mark C. Standefer
--------------                   -----------------------------------------------
                                 Mark C. Standefer
                                 Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




                      EXHIBIT NO. DESCRIPTION OF EXHIBITS
                      -----------------------------------

    10            Material Contract - Amendment No. 3 to the Credit Agreement
    27            Financial Data Schedules