Form 10-Q/A
period 1998-09-30
ALLIED PRODUCTS CORP /DE/
filed 1999-08-05
CIK 3941

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

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)





            DELAWARE                                      38-0292230
  ------------------------------               ------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)


 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
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


         PART I.   FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

                            INTRODUCTION

                            CONDENSED CONSOLIDATED BALANCE SHEETS-
                              September  30, 1998 and December 31, 1997

                            CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME- Three
                              and Nine Months Ended September 30, 1998 and 1997

                            CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                              Nine Months Ended September 30, 1998 and 1997

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

         EXHIBIT  INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.         FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION
         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996, 1997 and interim reporting periods for 1998 was incorrect. Non-cash compensation expense for certain option exercises during the above periods which was not recognized in previously issued 10-Q's is now reflected in the accompanying restated financial statements. The Company also determined that gross profit margins at the Verson division were incorrectly reported in 1997 and interim reporting periods in 1998. Reference is made to Note 13 of the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K regarding the reconciliation of the amounts previously reported to the amounts currently being reported in the quarterly consolidated statements of income (loss) for the periods ended September 30, 1998 and 1997. It was further determined that the Company should have accrued for product liability claims incurred but not reported prior to 1996. The product liability adjustment ($1,040,000 net of tax) had no impact on operating results reported on within this report and is reflected as an adjustment to retained earnings at December 31, 1995.

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

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                                          September 30, 1998   December 31, 1997
                                                          ------------------   -----------------
 Current Assets:
  Cash and cash equivalents ........................      $          428,000   $         609,000
                                                          ------------------   -----------------
  Notes and accounts receivable, less allowances of
     $699,000 and $531,000, respectively ...........      $       64,928,000   $      54,729,000
                                                          ------------------   -----------------
  Inventories:
    Raw materials ..................................      $       10,015,000   $       6,193,000
    Work in process ................................             107,855,000          52,811,000
    Finished goods .................................              16,155,000          14,419,000
                                                          ------------------   -----------------
                                                          $      134,025,000   $      73,423,000
                                                          ------------------   -----------------
 Deferred tax asset ................................      $       12,773,000   $      12,773,000
                                                          ------------------   -----------------
 Prepaid expenses ..................................      $          540,000   $         415,000
                                                          ------------------   -----------------
       Total current assets ........................      $      212,694,000   $     141,949,000
                                                          ------------------   -----------------

 Plant and Equipment, at cost:
    Land ...........................................      $        2,366,000   $       2,243,000
    Buildings and improvements .....................              56,589,000          40,750,000
    Machinery and equipment ........................              62,088,000          51,339,000
                                                          ------------------   -----------------
                                                          $      121,043,000   $      94,332,000
   Less-Accumulated depreciation and amortization ..              47,792,000          48,811,000
                                                          ------------------   -----------------
                                                          $       73,251,000   $      45,521,000
                                                          ------------------   -----------------
 Other Assets:
    Deferred tax asset .............................      $        4,631,000   $       4,631,000
    Deferred charges (goodwill), net of amortization               6,173,000           1,491,000
    Other ..........................................               2,629,000           1,472,000
                                                          ------------------   -----------------
                                                          $       13,433,000   $       7,594,000
                                                          ------------------   -----------------

                                                          $      299,378,000   $     195,064,000
                                                          ==================   =================




The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                          September 30, 1998   December 31, 1997
                                                          ------------------   -----------------
Current Liabilities:
  Revolving credit agreement ........................     $      116,000,000   $      50,400,000
  Current portion of long-term debt .................                388,000             268,000
  Accounts payable ..................................             50,560,000          19,923,000
  Accrued expenses ..................................             26,493,000          25,145,000
                                                          ------------------   -----------------
         Total current liabilities ..................     $      193,441,000   $      95,736,000
                                                          ------------------   -----------------
Long-term debt, less current portion shown above ....     $        1,168,000   $         670,000
                                                          ------------------   -----------------
Other long-term liabilities .........................     $       12,246,000   $      10,105,000
                                                          ------------------   -----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares
       at September 30, 1998 and December 31,
       1997; none issued ............................     $            --      $          --
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at
      September 30, 1998 and December 31, 1997 ......                140,000             140,000
   Additional paid-in capital .......................             98,845,000          98,518,000
   Retained earnings ................................             36,002,000          32,148,000
                                                          ------------------   -----------------
                                                          $      134,987,000   $     130,806,000
   Less: Treasury stock, at cost:  2,160,740 and
     2,144,263 shares at September 30, 1998 and
     December 31, 1997, respectively ................            (42,464,000)        (42,253,000)
                                                          ------------------   -----------------
         Total shareholder's equity .................     $       92,523,000   $      88,553,000
                                                          ------------------  ------------------

                                                          $      299,378,000   $     195,064,000
                                                          ==================   =================



The accompanying notes to consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                        ------------------------------          -------------------------------
                                             1998               1997                1998             1997
                                        -------------      -------------        -------------    --------------
Net sales ...........................   $  77,184,000      $  63,714,000        $ 229,000,000     $ 213,497,000
Cost of products sold ...............      76,228,000         47,093,000          189,674,000       160,281,000
                                        -------------      -------------        -------------     -------------
  Gross profit(loss) ................   $     956,000      $  16,621,000        $  39,326,000     $  53,216,000
                                        -------------      -------------        -------------     -------------

Other costs and expenses:

  Selling and administrative expenses   $   9,571,000      $   9,217,000        $  28,220,000     $  26,572,000

  Interest expense ..................       1,802,000            847,000            4,339,000         2,499,000

  Other (income) expense, net .......         379,000         (1,623,000)          (1,485,000)       (1,082,000)
                                        -------------      -------------        -------------     -------------

                                        $  11,752,000      $   8,441,000        $  31,074,000     $  27,989,000
                                        -------------      -------------        -------------     -------------

Income (loss) before taxes ..........   $ (10,796,000)     $   8,180,000        $   8,252,000     $  25,227,000

Provision (credit) for income taxes .      (3,648,000)         2,893,000            2,969,000         9,035,000
                                        -------------      -------------        -------------     -------------

Net income (loss) and comprehensive
  net income(loss) ..................   $  (7,148,000)     $   5,287,000        $   5,283,000     $  16,192,000
                                        =============      =============        =============     =============

Earnings (loss) per common share:
  Basic .............................   $       (0.60)     $        0.44        $        0.44     $        1.33
                                        =============      =============        =============     =============

  Diluted ...........................   $       (0.60)     $        0.43        $        0.44     $        1.30
                                        =============      =============        =============     =============

Weighted average shares outstanding:
  Basic .............................      11,914,000         12,091,000           11,920,000        12,165,000
                                        =============      =============        =============     =============

  Diluted ...........................      11,914,000         12,358,000           12,069,000        12,412,000
                                        =============      =============        =============     =============

Dividends per common share ..........   $        0.04      $        0.04        $        0.12     $        0.11
                                        =============      =============        =============     =============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1998              1997
                                                                                -------------     -------------

Cash Flows from Operating Activities:
   Net income ...............................................................   $   5,283,000     $  16,192,000
   Adjustments to reconcile net income to net cash provided from
      (used for) provided from operating activities:
      Gains on sales of operating and nonoperating assets ...................      (1,962,000)         (151,000)
      Depreciation and amortization .........................................       4,406,000         3,840,000
      Amortization of deferred charges ......................................         240,000           133,000
      Deferred income tax provision .........................................       2,414,000         7,959,000
      Provision for inventory valuation .....................................       1,906,000              --
      Stock option compensation .............................................       1,119,000            87,000
      Changes in noncash assets and liabilities, net of noncash transactions:
         (Increase) in accounts receivable ..................................      (7,710,000)       (9,572,000)
         (Increase) in inventories ..........................................     (59,572,000)      (11,862,000)
         (Increase) decrease in prepaid expenses ............................        (107,000)           16,000
         Increase (decrease)  in accounts payable and accrued expenses ......      30,143,000         2,418,000
      Other,net .............................................................        (713,000)           65,000
                                                                                -------------     -------------
   Net cash provided from (used for) operating activities ...................   $ (24,553,000)    $   9,125,000
                                                                                -------------     -------------

Cash Flows from Investing Activities
   Additions to plant and equipment .........................................   $ (31,411,000)    $ (10,165,000)
   Payment for businesses acquired ..........................................     (10,953,000)             --
   Proceeds from sales of plant and equipment ...............................       3,373,000           414,000
                                                                                -------------     -------------
   Net cash used for investing activities ...................................   $ (38,991,000)    $  (9,751,000)
                                                                                -------------     -------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement ..............................   $ 131,400,000     $  83,100,000
   Payments under revolving credit agreement ................................     (65,800,000)      (67,000,000)
   Payments of short and long-term debt .....................................        (202,000)         (145,000)
   Purchase of treasury stock ...............................................      (1,171,000)      (15,995,000)
   Dividends paid ...........................................................        (955,000)         (811,000)
   Stock option transactions ................................................          91,000         1,147,000
                                                                                -------------     -------------
Net cash provided from financing activities .................................   $  63,363,000     $     296,000
                                                                                -------------     -------------
Net (decrease) in cash and cash equivalents .................................   $    (181,000)    $    (330,000)
Cash and cash equivalents at beginning of year ..............................         609,000           833,000
                                                                                -------------     -------------
Cash and cash equivalents at end of period ..................................   $     428,000     $     503,000
                                                                                =============     =============


The accompanying notes to condensed consolidated financial statements are an integral part of the statements

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(1)      Accrued Expenses
         ----------------
         The Company's accrued expenses consist of the following:


                                                 9/30/98      12/31/97
                                              -----------   -----------
         Salaries and wages ...............   $ 7,726,000   $ 5,560,000
         Warranty .........................     5,290,000     4,938,000
         Self insurance accruals ..........     1,576,000     2,858,000
         Pensions, including retiree health     5,642,000     6,439,000
         Taxes, other than income taxes ...     1,812,000     1,158,000
         Environmental matters ............     1,403,000     1,810,000
         Other ............................     3,044,000     2,382,000
                                              -----------   -----------
                                              $26,493,000   $25,145,000
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

(6)      Revised Cost Estimate
         ---------------------
                  During the latter part of the third quarter of 1998, the Company recorded a pretax charge of $11,180,000. This charge stems primarily from revised cost estimates for several newly designed, automated, multi-station transfer presses currently in production at the Verson division. The need for the revised cost estimates was identified in the third quarter 1998 and reflects the impact of production bottlenecks in the assembly process as well as greater than anticipated increases in subcontracting costs. These factors are all directly attributable to the strain on engineering and manufacturing resources caused by Verson's recent significant increase in orders. In addition to the impact on third quarter earnings, the revised cost estimates are expected to result in lower margins at the Verson division until the presses currently in production are completed. Completion of production for the majority of these presses is anticipated to occur by the end of the second quarter of 1999. The Company, as part of the estimate revision process, has reviewed all work currently in process, all committed press orders and all future business currently being quoted.

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

(9)      Summary of Other (Income) Expense
         ---------------------------------
                  Other (income) expense for the three and nine month periods ended September 30, 1998 and 1997 consists of the following:


                                    For the three months ended    For the nine months ended
                                      9/30/98        9/30 97        9/30/98       9/30/97
                                    -----------    -----------    -----------   -----------

         Interest income .........  $   (59,000)   $   (46,000)   $  (146,000)  $   (86,000)
         Goodwill amortization ...      108,000         44,000        240,000       133,000
         Net (gain) loss on sales
          of operating and non-
          operating assets ......        10,000         (8,000)    (1,962,000)     (151,000)
         Litigation
          settlements/insurance
          provision .............       314,000         81,000        883,000       638,000
         Payments received on
          long-term notes
          receivable reserved for
          as uncollectible ......      (130,000)    (1,695,000)      (520,000)   (2,195,000)
         Other miscellaneous ....       136,000          1,000         20,000       579,000
                                    -----------    -----------    -----------   -----------
                                    $   379,000    $(1,623,000)   $(1,485,000)  $(1,082,000)
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

                  During the third quarter of 1998, the Company entered into an interest rate lock in conjunction with a $75,000,000 private placement agreement that was in process. The Company anticipated that by entering into a private placement agreement, favorable fixed interest rates could be obtained on a long-term basis and that exposure to floating interest rates under the Amended and Restated Credit Agreement (which would be reduced by the principal amount of the private placement) would be reduced. After entering into the interest rate lock, interest rates continued to decrease. Hedging losses totaling $4,136,000 associated with the interest rate lock agreement have been deferred at September 30, 1998 as the agreement was designed as a hedge with respect to the private placement in process. The interest rate lock agreement has been extended and now expires on November 20, 1998. The Company has the right to further extend this agreement or to make a payment (based on then current interest rates) in settlement of this agreement. Subsequent to the end of the third quarter of 1998, the Company decided to suspend it efforts to secure financing through a private placement. Hedging losses at the point of suspension were reduced to approximately $2,352,000 and will be recorded in the fourth quarter of 1998. The Company will record additional charges or credits monthly based on changes in current interest rates until a final settlement of the agreement is effective.

                  Also, during 1998, the Company entered into an interest rate swap agreement for $50,000,000 as part of the Amended and Restated Credit Agreement. Under the terms of this swap agreement, which expires on May 14, 2001, the Company has fixed the interest rate on that portion of the Amended and Restated Credit Agreement. Remaining balances under the Amended and Restated Credit Agreement bear interest at either a floating prime or fixed LIBOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. The interest rate under the swap agreement exceeds the average borrowing rate under the portion of the Amended and Restated Credit Agreement not covered by the swap agreement by .61% as of September 30, 1998. This rate differential is being recorded as interest expense on a monthly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

         During the latter part of the third quarter of 1998, the Company recorded a pretax charge of $11,180,000. This charge stems primarily from revised cost estimates for several newly designed, automated, multi-station transfer presses currently in production at the Verson division. The need for the revised cost estimates was identified in the third quarter of 1998 and reflects the impact of production bottlenecks in the assembly process as well as greater than anticipated increases in subcontracting costs. These factors are all directly attributable to the strain on engineering and manufacturing resources caused by Verson's recent significant increase in orders. In addition to the impact on third quarter earnings, the revised cost estimates are expected to result in lower margins at the Verson division until the presses currently in production are completed. Completion of production for the majority of these presses is anticipated to occur by the end of the second quarter of 1999. The Company, as part of the estimate revision process, has reviewed all work currently in process, all committed press orders and all future business currently being quoted.

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

First Nine Months of 1998 Compared to First Nine Months of 1997
---------------------------------------------------------------
         Net sales for the nine-month period ending September 30, 1998 were $229,000,000 compared to net sales of $213,497,000 reported in the first nine months of 1997. Increased sales at all of the Company's operating divisions more than offset the loss of revenue associated with the Company's former Coz division, which was sold in the fourth quarter of 1997. Income before taxes in the first nine months of 1998 was $8,252,000 compared to income before taxes of $25,227,000 reported in the same nine-month period of the prior year. The majority of the decrease in 1998 was related to the $11,180,000 charge for revised cost estimates described above. Net income was $5,283,000 ($.44 per common share-diluted) in the first nine months of 1998 compared to net income of $16,192,000 ($1.30 per common share-diluted) in the first nine months of 1997.

         At the Bush Hog and Great Bend divisions, combined net sales increased over 15% in the first nine months of 1998 compared to the first nine months of the prior year. Approximately 40% of this increase was related to the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998. The remainder of the increase was principally associated with increased cutter sales at the Bush Hog division which benefitted from increased demand in the first half of 1998. Cutter sales during this period benefitted from a reduction of the cattle herd liquidation cycle. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf (sod) growers and for golf course maintenance. Since the end of the second quarter of the current year, cutter sales have been negatively affected by lower prices for major crops (corn, wheat, soybeans) and livestock commodities. Strong crop yields in the Midwest and fewer exports are expected to keep crop and live stock commodity prices at a low level for the next several months. Loader sales have also increased in the current year, with the majority of the increase related to the acquisition of the Great Bend division as noted above. Gross profits increased in the first nine months of 1998 compared to the first nine months of the prior year. This increase was primarily related to the effects of increased sales as discussed above. Gross profit margins remained constant between the two nine-month periods. Margin improvements related to favorable manufacturing variances (resulting from increased facility utilization and increased labor efficiencies) were offset by the effect of the mix of products sold in each period.

         At the Verson division, sales increased 23% in the first nine months of 1998 compared to the first nine months of 1997. Revenue and profits are recognized on a percentage of completion basis for press production at this division. The increase in net sales was principally related to increased press production in the current year. During the middle part of this year, the division received a major order for presses totaling approximately $80,000,000. Other significantly large press orders were received during 1997. During 1998, all of these large press orders were in production, resulting in increased sales. Gross profits and gross profit margin decreased during the 1998 nine-month period compared to the same nine months of 1997. The majority of the decrease was related to a $11,180,000 charge recorded in the third quarter of the current year and discussed above. Additional decreases were associated with the mix of presses in production (the majority of revenue in 1998 was related to newly designed presses resulting in manufacturing inefficiencies and increased engineering/design costs), increased subcontracting costs, costs related to the hiring and training of manufacturing personnel and lack of adequate assembly area. The division has identified these issues and, during the fourth quarter of 1998, anticipates bringing on line a $28,000,000 assembly area expansion which will approximately double the division's current assembly area. Warranty costs have also increased in the current year due to the increased sales volume noted above. These increased costs were partially offset by the settlement of a claim against a third party, which negatively impacted periods prior to 1997.

         Selling and administrative expenses increased in the first nine months of 1998 to $28,220,000 from $26,572,000 reported in the first nine months of 1997. As a percent of net sales, these costs have decreased to 12.3% in 1998 compared to 12.4% in 1997. At the agricultural equipment divisions, selling expenses increased due to the impact of increased sales (commissions) and the acquisition of the Great Bend and Universal Turf operations. Selling expenses at the Verson division increased due to the establishment of an international sales and marketing department (primarily salaries and travel costs). On a consolidated basis, administrative expenses have increased in 1998. Corporate administrative costs increased in the 1998 nine month period primarily due to the effect of compensation expense recognized ($1,119,000 in the first nine months of 1998 compared to $87,000 in the first nine months of the prior year) in relation to stock options exercised in each period. Other administrative cost increases related to normal staff expenses, legal fees associated with the settlement of a claim at the Verson division and the acquisition of the Great Bend division were offset by the impact of certain Corporate Office retirements in late 1997 and the sale of the Coz division.

         Interest expense in the first nine months of 1998 was $4,339,000 compared to interest expense of $2,499,000 reported in the first nine months of the prior year. Increased borrowing needs were related to higher consolidated receivable levels (primarily associated with Bush Hog's increased sales volume) and increased inventory levels (primarily associated with the Verson division where orders for a total of 10 multi-station transfer presses are currently in production and some shipment delays have occurred). Other borrowing needs included fixed asset additions over the past twelve months, including the Verson plant expansion, the impact of decreased customer deposits and progress payments against press orders at the Verson division, and the acquisitions of Great Bend and Universal Turf in the second quarter of 1998. Interest expense in the first nine months of 1998 was partially offset by the capitalization of $637,000 of interest costs relating to the Company's building expansion project at the Verson division.


         Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements for an analysis of Other (income) expense in the first nine months of 1998 and 1997.

Third Quarter of 1998 Compared to Third Quarter of 1997
-------------------------------------------------------
         Net sales in the third quarter of 1998 were $77,184,000 compared to net sales of $63,714,000 reported in the third quarter of 1997. Loss before income taxes in the third quarter of 1998 was $10,796,000 compared to income before taxes of $8,180,000 reported in the third quarter of the prior year. The majority of the decrease related to a charge of $11,180,000 recorded in the third quarter of 1998 for revised cost estimates at the Verson division as described above. Net loss was $7,148,000 ($.60 per common share-diluted) in the third quarter of 1998 compared to net income of $5,287,000 ($.43 per common share-diluted) in the third quarter of 1997.

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

         At the Verson division, sales have increased by over 60% in the third quarter of 1998 compared to the third quarter of the prior year. Production continues on major press orders from each of the major U.S. automobile manufacturers. Gross profits and gross profit margins have decreased in the third quarter of 1998. The majority of the decrease in the gross profit was related to a $11,180,000 charge recorded during the third quarter of this year as discussed above. Margins on sales currently in process are lower than margins on sales in process in the third quarter of the prior year. Margins were impacted by several factors including increased manufacturing and engineering subcontracting costs (compared to internal costs to manufacture and design), lack of adequate assembly facilities (an assembly facility addition is currently being constructed) and costs to hire and train qualified manufacturing employees to handle the increased production levels.

         Selling and administrative expenses have increased slightly in the third quarter of 1998 ($9,217,000) compared to the third quarter of 1997 ($9,571,000). As a percent of net sales, these expenses decreased to 12.4% in the 1998 third quarter compared to 14.5% in the third quarter of the prior year. Over 90% of the increase in these costs was related to the acquisition of the Great Bend and Universal Turf operations in 1998. Increases at the Verson division in selling costs (due to the impact of the establishment of an international sales and marketing department) and administrative costs (due to the expanded operations including the upgrading of its management information systems) were offset by the effect of the sale of the Coz division noted above.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
         Working capital at September 30, 1998 was $19,253,000 (current ratio of
1.10 to 1.0) compared to working capital of $46,213,000 (current ratio of 1.48 to 1.0) at December 31, 1997. Net receivables increased by $10,199,000 since the end of 1997. The majority of the increase was related to the agricultural equipment divisions where record nine month sales have been recorded by the Bush Hog division. Cash collections are dependent upon the retail sale of the product by dealers. Dealer sales have decreased in the third quarter of 1998 due to the impact of lower prices the farmers/ranchers are receiving for major crops and livestock commodities. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivables also increased with the acquisition of the Great Bend division. On a consolidated basis, inventory levels have increased $60,602,000 since the end of 1997. Approximately 90% of the increase was related to the Verson division and was the direct result of the number and extent of jobs in process, the impact of decreased customer deposits and progress payments against press orders and the effects of delivery date extensions. The acquisitions of Great Bend and Universal Turf also resulted in increased consolidated inventories. The consolidated increase in the accounts payable level ($30,637,000) since the end of 1997 was principally associated with the Verson division where production levels have increased significantly during 1998.

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

         Net  borrowings  under  the  Company's   Amended  and  Restated  Credit
Agreement increased by $65,600,000 since the end of 1997. These borrows were used to finance working capital needs and fixed asset additions noted above.

         As of September 30, 1998, the Company had cash balances of $428,000 and additional funds of $34,663,000 available under its Amended and Restated Credit Agreement. Additional capital will be required to complete the expansion project at the Vernon division as noted above. During the third quarter of 1998, the Company entered into Amendment No. 4 to the Amended and Restated Credit Agreement. The amendment provides for up to $152,500,000 (from $145,000,000) of borrows and/or letters of credit at either a floating prime or fixed LABOR (with the rate dependent on the ratio of Funded Debt to Operating Cash Flow) rate. During the third quarter of 1998, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's outstanding common stock subject to prevailing market conditions. The funds associated with the above noted amendment to the Amended and Restated Credit Agreement will be used for these stock purchases. The Company believes the cash flow from operations and funds available under the Amended and Restated Credit Agreement are adequate to finance its operations and capital expenditures in the near future. At September 30, 1998, the Company was not in compliance with two provisions under the Amended and Restated Credit Agreement. Subsequent to the end of the third quarter of 1998, the lenders waived compliance with the related provisions solely for the quarter ended September 30, 1998. In addition, the amount available under the Amend and Restated Credit Agreement was reduced to $145,000,000.

         Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements regarding the Company's hedging activities in relation to a private debt placement agreement which was in process at September 30, 1998 and subsequently suspended November 11, 1998.

IMPACT FROM NOT YET EFFECTIVE RULES
-----------------------------------
         In June 1997, the Financial Accounting Standards Board (FAST) issued Statement of Financial Accounting Standards (SAS) No. 131 - Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders subsequent to initial annual financial statements disclosure. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective on an annual basis for financial statements for periods beginning after December 15, 1997. Interim reporting requirements begin in 1999. Comparative information for earlier years is also to be presented.

         In February 1998, the FAST issued SAS No. 132 -Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when other related SAS were issued. The Company is in the process of evaluating the impact of these statements on its financial reporting.

         In June 1998, the FAST issued SAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is in the process of evaluating the impact of this statement on its financial reporting.

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

         Manufacturing/engineering process controls and equipment includes equipment to manufacture and design products sold by the Company. Design equipment used in the engineering of agricultural equipment has been determined and tested to be year 2000 compliant. At the Vernon division, design equipment not year 2000 compliant has yet to be identified and prioritized. The Company is in the process of selecting outside experts to identify, repair or replace and test the equipment (hardware and software) which is not compliant at this time. This process should be completed by the first quarter of 1999. The Company does not have a significant amount of manufacturing equipment with embedded computer chips or hardware/software which would present a problem at the beginning of the year 2000. Compliancy certificates have been received from the equipment manufacturers and all testing, where necessary, should be completed by the end of the first quarter of 1999.

         None of the equipment manufactured by Bush Hog and Great Bend include hardware/software or embedded computer chips. Stamping presses manufactured by the Vernon division contain software and embedded computer chips. However, neither of these items effect the operation of the presses as it relates to year 2000 issues. The Company believes that it has little, if any, exposure related to equipment manufactured by its divisions in relation to the year 2000 issue.

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

         The Company is in the process of developing contingency plans should the year 2000 compliance not be achieved in a timely manner. The Company believes its greatest risk of exposure to noncompliance (in relation to year 2000 issues over which the Company has control) is associated with financial related hardware and software. While significant progress toward compliance has been made over the past year, failure to obtain compliance could result in the delay of the reporting of financial results. The Company, at this time, is unable to determine the impact of non year 2000 compliance by outside vendors. In many instances, the use of alternative vendors who are year 2000 compliant would be considered.

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




                                   ALLIED PRODUCTS CORPORATION
                                 -----------------------------------------------
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