Form 10-Q
period 1999-06-30
ALLIED PRODUCTS CORP /DE/
filed 1999-08-16
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,847,046 common shares, $.01 par value, as of July 31, 1999.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION

                   ITEM 1. FINANCIAL STATEMENTS
                           --------------------

                           INTRODUCTION

                           CONDENSED CONSOLIDATED BALANCE SHEETS-
                            June  30, 1999 and December 31, 1998

                           CONDENSED CONSOLIDATED  STATEMENTS OF INCOME (LOSS)-
                            Three and Six  Months  Ended  June 30,  1999 and
                            1998

                           CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                            Six Months Ended June 30, 1999 and 1998

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS


         PART II.  OTHER INFORMATION
                   -----------------

                   ITEM 1. LEGAL PROCEEDINGS

                   ITEM 2  NOT APPLICABLE

                   ITEM 3. NOT APPLICABLE

                   ITEM 4. NOT APPLICABLE

                   ITEM 5. OTHER INFORMATION

                   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES
         ----------

         EXHIBIT  INDEX
         --------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1998 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of  operations  for the three and six month  periods  ended
June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year .

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                                June 30, 1999       December 31, 1998
                                                                -------------       -----------------
Current Assets:
  Cash and cash equivalents ........................            $     684,000       $         727,000
                                                                -------------       -----------------
  Notes and accounts receivable, less allowances of
     $1,138,000 and $519,000, respectively .........            $  77,463,000       $      68,827,000
                                                                -------------       -----------------
  Inventories:
    Raw materials ..................................            $  10,985,000       $      11,529,000
    Work in process ................................               62,833,000              68,296,000
    Finished goods .................................               13,644,000              17,019,000
                                                                -------------       -----------------
                                                                $  87,462,000       $      96,844,000
                                                                -------------       -----------------
 Deferred tax asset ................................            $  15,060,000       $      15,060,000
                                                                -------------       -----------------
 Prepaid expenses ..................................            $     212,000       $         406,000
                                                                -------------       -----------------
       Total current assets ........................            $ 180,881,000       $     181,864,000
                                                                -------------       -----------------

 Plant and Equipment, at cost:
    Land ...........................................            $   2,412,000       $       2,430,000
    Building and improvements ......................               59,864,000              57,022,000
    Machinery and equipment ........................               71,252,000              69,196,000
                                                                -------------       -----------------
                                                                $ 133,528,000       $     128,648,000
   Less-Accumulated depreciation and amortization ..               52,269,000              48,181,000
                                                                -------------       -----------------
                                                                $  81,259,000       $      80,467,000
                                                                -------------       -----------------
 Other Assets:
    Deferred tax asset .............................            $   4,165,000       $       4,165,000
    Deferred charges (goodwill), net of amortization                5,931,000               6,154,000
    Other ..........................................                4,115,000               3,154,000
                                                                -------------       -----------------
                                                                $  14,211,000       $      13,473,000
                                                                -------------       -----------------

                                                                $ 276,351,000       $     275,804,000
                                                                =============       =================




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                June 30, 1999       December 31, 1998
                                                                -------------       -----------------
Current Liabilities:
  Revolving credit agreement ................................   $ 124,900,000       $     119,300,000
  Current portion of long-term debt .........................         627,000                 627,000
  Accounts payable ..........................................      60,369,000              52,634,000
  Accrued expenses ..........................................      26,563,000              24,258,000
                                                                -------------       -----------------
         Total current liabilities ..........................   $ 212,459,000       $     196,819,000
                                                                -------------       -----------------
Long-term debt, less current portion shown above ............   $   1,924,000       $       2,298,000
                                                                -------------       -----------------
Other long-term liabilities .................................   $   5,058,000       $       4,957,000
                                                                -------------       -----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares at June 30,
         1999 and  December 31, 1998; none issued ...........   $        --         $        --
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at June 30,
       1999 and December 31, 1998 ...........................         140,000                 140,000
   Additional paid-in capital ...............................      98,090,000              98,377,000
   Retained earnings ........................................       1,197,000              16,131,000
                                                                -------------       -----------------
                                                                $  99,427,000       $     114,648,000
   Less: Treasury stock, at cost:  2,200,203 and 2,228,640
     shares at June 30, 1999 and December 31, 1998,
     respectively ...........................................     (42,517,000)            (42,918,000)
                                                                -------------       -----------------
         Total shareholder's equity .........................   $  56,910,000       $      71,730,000
                                                                -------------       -----------------

                                                                $ 276,351,000       $     275,804,000
                                                                =============       =================



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)

                                    UNAUDITED


                                          Three Months Ended June 30,        Six Months Ended June 30,
                                        ------------------------------    ------------------------------
                                             1999            1998              1999             1998
                                        -------------    -------------    -------------    -------------

Net sales ...........................   $  74,624,000    $  88,985,000    $ 156,864,000    $ 151,816,000

Cost of products sold ...............      62,088,000       69,770,000      144,337,000      113,446,000
                                        -------------    -------------    -------------    -------------
  Gross profit ......................   $  12,536,000    $  19,215,000    $  12,527,000    $  38,370,000
                                        -------------    -------------    -------------    -------------

Other costs and expenses:

  Selling and administrative expenses   $  10,624,000    $   8,859,000    $  21,361,000    $  18,649,000

  Interest expense ..................       2,837,000        1,447,000        5,198,000        2,537,000

  Other (income) expense, net .......         400,000       (1,736,000)         (41,000)      (1,864,000)
                                        -------------    -------------    -------------    -------------

                                        $  13,861,000    $   8,570,000    $  26,518,000    $  19,322,000
                                        -------------    -------------    -------------    -------------

Income(loss) before taxes ...........   $  (1,325,000)   $  10,645,000    $ (13,991,000)   $  19,048,000

Provision for income taxes ..........            --          3,544,000             --          6,617,000
                                        -------------    -------------    -------------    -------------

Net income(loss) ....................   $  (1,325,000)   $   7,101,000    $ (13,991,000)   $  12,431,000
                                        =============    =============    =============    =============

Earnings (loss) per common share:
  Basic .............................   $       (0.11)   $        0.60    $       (1.18)   $        1.04
                                        =============    =============    =============    =============

  Diluted ...........................   $       (0.11)   $        0.59    $       (1.18)   $        1.03
                                        =============    =============    =============    =============

Weighted average shares outstanding:
  Basic .............................      11,838,000       11,923,000       11,828,000       11,924,000
                                        =============    =============    =============    =============

  Diluted ...........................      11,838,000       12,099,000       11,828,000       12,105,000
                                        =============    =============    =============    =============

Dividends per common share ..........   $        0.04    $        0.04    $        0.08    $        0.08
                                        =============    =============    =============    =============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                ------------    ------------
Cash Flows from Operating Activities:
   Net income(loss) .........................................................   $(13,991,000)   $ 12,431,000
   Adjustments to reconcile net income(loss) to net cash
      provided from (used for) operating activities:
      Gains on sales of operating and nonoperating assets ...................        (93,000)     (1,972,000)
      Depreciation and amortization .........................................      4,276,000       2,743,000
      Amortization of deferred charges ......................................        223,000         132,000
      Deferred income tax provision .........................................           --         5,661,000
      Provision for inventory valualtion ....................................      7,695,000            --
      Stock option compensation .............................................           --         1,119,000
      Changes in noncash assets and liabilities, net of noncash transactions:
         (Increase) in accounts receivable ..................................     (9,342,000)    (10,448,000)
         (Increase) decrease in inventories .................................      1,687,000     (48,830,000)
         (Increase) decrease in prepaid expenses ............................        194,000        (100,000)
         Increase  in accounts payable and accrued expenses .................     10,154,000      13,070,000
      Other,net .............................................................        (59,000)     (1,455,000)
                                                                                ------------    ------------
   Net cash provided from (used for) operating activities ...................   $    744,000    $(27,649,000)
                                                                                ------------    ------------

Cash Flows from Investing Activities:
   Additions to plant and equipment .........................................   $ (5,087,000)   $(22,060,000)
   Payment for businesses acquired ..........................................           --       (11,290,000)
   Proceeds from sales of plant and equipment ...............................         17,000       3,383,000
                                                                                ------------    ------------
   Net cash used for investing activities ...................................   $ (5,070,000)   $(29,967,000)
                                                                                ------------    ------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement ..............................   $ 78,200,000    $ 92,400,000
   Payments under revolving credit agreement ................................    (72,600,000)    (33,600,000)
   Payments of short and long-term debt .....................................       (374,000)       (135,000)
   Purchase of treasury stock ...............................................           --          (776,000)
   Dividends paid ...........................................................       (943,000)       (478,000)
   Stock option transactions ................................................           --            85,000
                                                                                ------------    ------------
Net cash provided from financing activities .................................   $  4,283,000    $ 57,496,000
                                                                                ------------    ------------
Net (decrease) in cash and cash equivalents .................................   $    (43,000)   $   (120,000)
Cash and cash equivalents at beginning of year ..............................        727,000         609,000
                                                                                ------------    ------------
Cash and cash equivalents at end of period ..................................   $    684,000    $    489,000
                                                                                ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(1)      Restatement of Previously Issued Financial Statements
         -----------------------------------------------------
                  Operating results for the three and six month periods ended June 30, 1998 have been restated to reflect the effect of (a) compensation expenses which should have been recognized in relation to certain stock option exercise transactions and (b) the correction of gross profit margins at the Verson division. See Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report for a more detailed explanation of the restatement.

                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the three and six month periods ended June 30, 1998:


                                                    Income               Tax
                                                    Before            Provision          Net
                                                    Taxes             (Benefit)        Income
                                                  -----------        -----------     -----------
         For The Three Months
         --------------------

          As previously reported                  $10,507,000        $3,497,000      $ 7,010,000
          Restatement associated with Verson
           gross profit margin                        138,000            47,000           91,000
          Restatement associated with stock
          option compensation                            -                 -                -
                                                  -----------        ----------      -----------
          As restated                             $10,645,000        $3,544,000      $ 7,101,000
                                                  ===========        ==========      ===========

         For Six Months Ended
         --------------------
          As previously reported                  $19,731,000        $6,856,000      $12,875,000
          Restatement associated with Verson
           gross profit margin                        436,000           153,000          283,000
          Restatement associated with stock
           option compensation                     (1,119,000)         (392,000)        (727,000)
                                                  -----------        ----------      -----------
          As restated                             $19,048,000        $6,617,000      $12,431,000
                                                  ===========        ==========      ===========


(2)      Accrued Expenses
         ----------------
         The Company's accrued expenses consist of the following:

                                                    6/30/99          12/31/98
                                                 ------------      ------------
         Salaries and wages                      $  7,414,000      $  6,573,000
         Warranty                                   6,545,000         5,794,000
         Self insurance accruals                    2,367,000         2,905,000
         Pensions, including retiree health         4,557,000         4,644,000
         Taxes, other than income taxes               860,000           888,000
         Interest                                   1,187,000           309,000
         Environmental matters                      1,163,000         1,225,000
         Other                                      2,470,000         1,920,000
                                                 ------------      -------------
                                                 $ 26,563,000       $24,258,000
                                                 ============       ===========

(3)      Earnings Per Common Share
         -------------------------
                  Basic earnings per common share for the periods in 1999 is based on the average number of common shares outstanding (11,838,000 and 11,828,000 for the three and six months ended June 30, 1999, respectively). For the three and six months ended June 30, 1999, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Basic earnings per common share for the same periods in 1998 is based on the average number of common shares outstanding (11,923,000 and 11,924,000 for the three and six months ended June 30, 1998, respectively). Diluted earnings per common share for the same periods in 1998 is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding options (176,000 and 181,000 for the three and six months ended June 30, 1998, respectively).

(4)      Legal Proceedings
         -----------------
                  During the second quarter of 1999, the Company received notice asserting that it was in default under the terms of a lease agreement due to the failure by the assignee of the lease to pay rent when due. The facility associated with this notice was formerly leased by the Coz division of the Industrial Products Group. The lease was assigned by the Company in 1997 to the purchaser of the assets of the former Coz division. The lessor consented to the assignment but did not release the Company from liabilities as lessee. The assignee has announced its intent to vacate the facility and filed a lawsuit seeking a declaration of the rights of the respective parties under the lease. The lease provides for rental payments of approximately $1,000,000 over the remaining term. The Company is in the process of evaluating its options under the terms of the lease.

                  In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased Allied Products' common stock between February 6, 1997 and March 11, 1999. The two complaints, which were filed in the United States District Court for the Northern District of Illinois, appear to be virtually identical. They allege various violations of the federal securities laws, including misrepresentation or failure to disclose material information about the Company's results of operations, financial condition, weaknesses in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense.


(5)      Contingent Liabilities
         ----------------------
                  In addition to the items described in Note 4, the Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. For all these additional matters excluding one recently asserted claim, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations. For one recently asserted product liability claim, the amount of damages claimed against all defendants exceeds the Company's liability insurance limits. No estimate can currently be made as to whether the ultimate outcome of this claim against the Company could exceed such limits, therefore changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur.

                  As described in Note 1 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K, the Verson division may not be able to meet delivery schedules for certain presses currently on orders in production. Certain customers of this division have advised the Company that they will seek to exercise remedies for alleged breach of contract by the Company. The remedies could include partial or complete cancellation of orders and recovery of damages for late delivery, which may include downtime, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

                  At June 30, 1999, the Company was contingently liable for approximately $1,587,000 primarily relating to outstanding letters of credit.




(6)      Income Taxes
         ------------
                  The provision for income taxes in the three and six month periods of 1998 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. No tax benefit was recorded in the three and six month periods ended June 30, 1999 as a result of the Company's pretax loss. See Note 4 of Notes to Consolidated Financial Statements in the

         Company's 1998 Annual Report on Form 10-K for a further discussion related to income taxes.

(7)      Operations By Industry Segment
         ------------------------------
                  During 1998, the Company adopted SFAS 131-- Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The segment information for 1998 has been restated to reflect the business segments noted below. Information relating to operations by industry segment follows (in thousands of dollars):



                                                      Agricultural      Industrial
                                                        Products         Products           Corporate         Consolidated
                                                      ------------      -----------        -----------        ------------
         1999
         ----
         For the three months:
          Net sales to unaffiliated customers         $  37,133         $  37,491          $     -            $   74,624
          Income (loss) before taxes (a)                  5,075 (b)          (267) (c)       (6,133) (e)          (1,325)

         For the six months:
          Net sales to unaffiliated customers         $  74,035         $  82,829          $     -            $  156,864
          Income (loss) before taxes (a)                 10,158 (b)       (13,266) (c)      (10,883) (e)         (13,991)
          Total assets                                  115,787           142,109            18,455  (d)         276,351

         1998
         ----
         For the three months
          Net sales to unaffiliated customers         $  40,952         $  48,033          $     -            $   88,985
          Income (loss) before taxes (a)                  8,019 (b)         4,385  (c)       (1,759) (e)          10,645

         For the six months
          Net sales to unaffiliated customers         $  75,220         $  76,596         $     -             $  151,816
          Income (loss) before taxes (a)                 14,786 (b)        10,017  (c)       (5,755) (e)          19,048
          Total assets                                  104,331           161,055             21,487 (d)         286,873



         -------------------
         (a) Segment income (loss) before taxes does not reflect an allocation or charge for general corporate income or expenses, or interest expense.
         (b) Includes interest income of $30 in the three months and $62 in six months of 1999 and $29 in the three months and $60 in the six months of 1998.
         (c) Includes interest income of $213 in the six months of 1999 and $0 in 1998.
         (d) Corporate assets consist principally of cash, deferred income taxes, other assets, properties not used in operations and investment in a unconsolidated joint venture.
         (e) Corporate income (loss) before taxes consists of the following:

                                                      Three months ended          Six months ended
                                                      6/30/99     6/30/98        6/30/99    6/30/98
                                                    ---------    --------       --------   --------
         General corporate income and expense       $  (3,313)   $   (324)      $ (5,727)  $ (2,126)
         Stock option compensation (Note 1)              -             -             -       (1,119)
         Interest expense                              (2,837)     (1,447)        (5,198)    (2,537)
         Interest income                                   17          12             42         27
                                                    ---------    --------       --------   --------
            Total                                   $  (6,133)   $ (1,759)      $(10,883)  $ (5,755)
                                                    =========    ========       =========  ========


(8)      Summary of Other (Income) Expense
         ---------------------------------
             Other (income) expense for the three and six month periods ended June 30, 1999 and 1998 consists of the following:



                                                For the three months ended      For the six months ended
                                                --------------------------      ------------------------
                                                  6/30/99        6/30/98         6/30/99        6/30/98
                                                ----------     -----------      ---------    -----------
         Interest income                        $ (260,000)    $   (41,000)     $(317,000)   $   (87,000)
         Goodwill amortization                     111,000          87,000        223,000        132,000
         Loan costs amortization                   151,000            -           199,000           -
         Net (gain) loss on sales of
          operating and non-operating
          assets                                      -         (1,957,000)       (93,000)    (1,972,000)
         Loss on investment in non
          consolidated subsidiary                  187,000          48,000        210,000         81,000
         Litigation
          settlements/insurance
            provision                                 -            569,000           -           569,000
         Legal settlement                             -               -          (389,000)          -
         Credit for recovery of
          long-term note receivable                   -           (195,000)          -          (390,000)
         Other miscellaneous                       211,000        (247,000)       126,000       (197,000)
                                                ----------      ----------      ---------    -----------
                                                $  400,000     $(1,736,000)     $ (41,000)   $(1,864,000)
                                                ==========     ===========      =========    ===========



(9)      Financial Arrangements
         ----------------------
                  During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Effective July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999. The Second Amendment refers to the below noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more detailed explanation on Financial Arrangements.

(10)     Subsequent Events
         -----------------
                  On July 15, 1999, the Company and CC Industries, Inc. of Chicago signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. The letter of intent contemplates that the Company will transfer the business, assets and liabilities of the Agricultural Products Group to a newly formed limited liability company and then will sell an 80.1% interest in the new entity to CC Industries for approximately $120,700,000, subject to adjustment. The transaction is subject to, among other things, satisfactory completion of due diligence inquiries by CC Industries, the execution of definitive agreements, the approval of the respective boards of the two companies and the approval of Allied's shareholders.

                  On July 29, 1999, the Company announced that its Board of Directors approved the redemption of its current Common Share Purchase Rights and adopted a new Stockholder Rights Plan. The new plan is designed to continue the assurance of fair and equal treatment of all stockholders in the event of any proposed takeover. The plan involves the distribution of the new rights and a redemption payment for current rights to all common stockholders of record as of July 30, 1999. Those stockholders will receive one purchase right for a new series of junior preferred stock for each outstanding share of the Company's common stock and a redemption payment on August 10, 1999 of $0.01 per share for the Common Share Purchase Rights declared under a 10-year rights agreement adopted in January 1990. Each Preferred Share Purchase Right entitles the holder to purchase from the Company under certain circumstances one one-thousandth of a share of the new junior preferred stock. The rights may be exercised if a person or group announces its intention to acquire or acquires 15 percent or more of Allied Products' common stock. However, an exception is made for certain significant stockholders of the Company who are holding the Company's common stock for investment purposes. They may acquire up to 20 percent of Allied Product's common stock without triggering the Rights Plan. Under certain circumstances, the holders of the rights will be entitled to purchase at below market value either shares of common stock of Allied Products Corporation or the common stock of the acquiring company. Unless redeemed or exchanged earlier, the Preferred Share Purchase Rights will expire in 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
-----------------

First Half of 1999 Compared to First Half of 1998
-------------------------------------------------
         Consolidated net sales for the first half of 1999 were $156,864,000 compared to consolidated net sales of $151,816,000 reported in the first half of 1998. Loss before taxes in the first half of 1999 was $13,991,000 compared to income before taxes (on a restated basis) of $19,048,000 in the first half of the prior year. Net loss in the first half of 1999 was $13,991,000 ($1.18 per common share-diluted) compared to net income (on a restated basis) of $12,431,000 ($1.03 per common share-diluted) in the first half of 1998.

         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during the first quarter of 1998 was incorrect. Compensation expense for certain option exercises in the first quarter of 1998 which was not recognized in the statement of income issued at that time is now reflected in the accompanying restated statement of income (loss). The Company also determined that gross profit margins at the Verson division of the Industrial Products Group were incorrectly reported in the first and second quarters of 1998. Corrected amounts are now reflected in the accompanying restated statements of income (loss). Reference is made to Note 13 of Notes to Consolidated Financial Statements in the Company's recently filed Annual Report on Form 10-K regarding the reconciliation of amounts previously reported in the first two quarters of 1998 to the amounts currently being reported in the accompanying restated statement of income (loss).

         Within the Agricultural Products Group, net sales decreased to $74,035,000 in the first half of 1999 compared to $75,220,000 reported in the first half of 1998. The majority of the decrease was related to the cutter and disc mower product lines. External financial conditions in the U.S. agricultural sector have weakened since the early part of 1998 and are expected to remain weak for the remainder of 1999 and on into 2000. Commodity prices are lower for most major crops and for most livestock segments compared to twelve months ago. Net farm income decreased in 1998 and is projected to decline further in 1999 and 2000. The above noted product line sales decreases within the Agricultural Products Group were partially offset by the impact of the acquisition of the Great Bend Manufacturing Company in the second quarter of 1998 and the expansion of sales within the turf and landscape product line, including the effects of the acquisition of the Universal Turf assets in the second quarter of 1998. Income before taxes decreased to $10,158,000 in the first half of 1999 compared to $14,786,000 reported in the first half of the prior year. Gross profit margins decreased slightly in 1999 due to the effects of lower production levels. Lower production levels were the result of decreased demand by large farming operations which have been impacted most by the overall agricultural economy described above. Additional cash discounts have been offered in 1999 to dealers to help reduce the amount of dealer inventory levels. Increases in selling and administrative expenses were related to the acquisition of the Great Bend division as noted above. The increase was offset in part by lower commission expenses at the Bush Hog division due to the effects of lower sales volume and the mix of products sold.

         Within the Industrial Products Group, net sales increased to $82,829,000 in the first half of 1999 compared to $76,596,000 reported in the first half of 1998. The increase was related to increased press sales (production) at the Verson division. The division is currently working on orders for a total of eight transfer presses from two of the major U.S. automobile manufacturers. The division also has a greater number of small presses in production compared to the prior year.


         The Industrial Products Group reported a loss before taxes of $13,266,000 in the first half of 1999 compared to income before taxes (on a restated basis) of $10,017,000 in the first half of 1998. In 1998, the Industrial Products Group recorded a loss of $12,079,000 on certain jobs in process including reserves of $8,813,000 (none in the first half) for estimated future losses on those jobs. The Company indicated in its annual report that it was reasonably possible that additional losses would occur. In the first half of 1999, the Company revised its cost estimates on these jobs and increased the reserves for future losses by $8,289,000. The excess of costs over revenues in the first half of 1999 (approximately $6,300,000) was attributable to the increase in the reserve for future losses on these jobs.

         Two factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report on Form 10-K affected the low margins reported in the first half of 1999. First, the Industrial Products Group's opening backlog included revenues of approximately $50,000,000 to be recognized in 1999 and 2000 on the loss jobs described above. No gross margins are expected to be recognized on those revenues. The backlog also included future revenues of approximately $95,000,000 to be recorded principally in 1999 for which anticipated gross margins will be lower than historical levels prior to 1998.

         Second, the Industrial Products Group is reporting no gross profit on any press manufactured during 1999 until a point in production when all manufacturing costs can be reasonably estimated. Currently, that point is when the press is in final assembly. This method of recognition of gross profits adversely affected first half 1999 results.

         Gross profits within the Industrial Products Group were favorably affected in the first half of 1999 and 1998 by the Company's recovery of a claim associated with a prior period. Selling and administrative expenses increased in the first half of 1999. Most increases were related to salary and fringe cost increases and an additional provision for doubtful accounts.

         The Industrial Products Group backlog as of June 30, 1999, composed of revenues to be recorded in future years on orders received, included revenues of approximately $29,000,000 on orders for which estimated losses were recorded in 1998 and 1999 and on which no gross margin is expected to be recognized in 1999 and 2000. Uncertainties associated with these contracts make it reasonably possible that additional losses could occur. The June 30, 1999 backlog for the Industrial Products Group also included future revenues of approximately $73,000,000 to be recorded principally in 1999 for which the group anticipates gross margins lower than levels prior to 1998. The backlog of low margin and no margin work in process at June 30, 1999 will have a substantial negative effect on the Industrial Products Group earnings in 1999 and, to a lesser extent, in 2000. In addition, the deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results.

         Because of the difficulties the Industrial Products Group encountered in 1998, the group failed to meet delivery date requirements provided in several press orders. The group incurred penalties of approximately $1,200,000 in 1998 (none in the first half) as a result of delays in shipments and expects that it may receive additional claims for significant penalty payments or damages in the remainder of 1999 and 2000. Reference is made to Note 10 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K. The Company's difficulties in completing orders during 1998 and 1999 could adversely affect its relationship with one or more of its customers and could have a negative impact on the Company's ability to obtain future business from such customers. Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements regarding the possibility of the Verson division not being able to meet delivery schedules for certain presses currently on orders in production.

         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses increased in the first half of 1999. The majority of the increase was related to the effects of a matching provision now provided by the Company for its 401(k) pension plans and increased professional fees related to the extended 1998 audit and refinancing efforts of the Company In the first half of 1998, administrative expenses included $1,119,000 of compensation expense (none in the first half of 1999) related to the exercise of certain stock options previously discussed. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense in the first half of 1999 and 1998.

         Interest expense in the first half of 1999 was $5,198,000 compared to interest expense of $2,537,000 reported in the first half of 1998. The increase was primarily associated with increased borrowings related to greater receivable levels, fixed asset additions and the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998. Interest rates on borrowings outstanding have also increased slightly in the current year.

         No current or deferred tax benefit was recorded in the first half of 1999 as a result of the Company's pretax loss. Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements. No valuation allowance has been provided for the net deferred tax assets associated with temporary deductible differences that existed at the beginning of 1999 as the Company believes it is more likely than not that such assets will be utilized.

Second Quarter of 1999 Compared to Second Quarter of 1998
---------------------------------------------------------
         Consolidated net sales for the second quarter of 1999 were $74,624,000 compared to consolidated net sales of $88,985,000 reported in the second quarter of 1998. Loss before taxes in the second quarter of 1999 was $1,325,000 compared to income before taxes (on a restated basis) of $10,645,000 in the second quarter of the prior year. Net loss for the second quarter of 1999 was $1,325,000 ($0.11 per common share-diluted) compared to net income (on a restated basis) of $7,101,000 ($0.59 per common share-diluted) in the second quarter of 1998.
         Within the Agricultural Products Group, sales decreased by approximately $3,800,000 in the second quarter of 1999 compared to the second quarter of the prior year. The entire decrease was related to the Bush Hog division and was primarily associated with lower rotary cutter sales. The economic conditions affecting the agricultural equipment industry described above continued to affect the operations of the Bush Hog division. This decrease was offset by improved turf and landscape product sales (primarily associated with new products developed in the past twelve months) and the impact of the acquisition of the Great Bend division in the second quarter of 1998. Income before taxes within the Agricultural Products Group decreased to $5,075,000 in the second quarter of 1999 from $8,019,000 reported for the second quarter of the prior year. Gross profits and gross profit margins have decreased in the second quarter of 1999. The decrease in gross profit margins was primarily related to increased cash discounts, the mix of products sold during each respective quarter, and decreased facility utilization associated with lower production levels in the second quarter of 1999. The decreases in gross profits also included the effects of lower sales volume in the second quarter of 1999. Selling and administrative expenses within the Agricultural Products Group increased slightly (less than 3%) in the second quarter of 1999 compared to the same quarter of the prior year. The most significant increase was related to the effects of the acquisition of the Great Bend division in the second quarter of 1998. Sales commissions decreased in 1999 due to the impact of lower sales volume noted above.

         Within the Industrial Products Group, net sales decreased to $37,491,000 in the second quarter of 1999 compared to net sales of $48,033,000 reported in the second quarter of 1998. Revenues have decreased due to a decreasing number of presses currently in production compared to the prior year. Orders for large presses have decreased significantly as the Verson division is concentrating on completing current press orders in a timely manner to avoid late delivery penalties. The division is actively bidding on numerous press orders from both automobile manufacturers and tier one and two suppliers. The division is not pursuing orders which would cause delays on presses currently in production. This decrease in obtaining production orders has resulted in decreased revenue recognition. Loss before taxes in the second quarter of 1999 was $267,000 compared to income before taxes (on a restated basis) of $4,385,000 reported for the second quarter of 1998. As previously noted, no gross profit on any press manufactured during 1999 will be recognized until the press reaches a point in production when all manufacturing costs can be reasonably estimated. It was also previously noted that the backlog of low margin and no margin work in process at the beginning of 1999 would have a substantial effect on the operating results of the Industrial Products Group. As a result of the impact of these items, the Industrial Products Group's gross profit margins have decreased significantly in the second quarter of 1999 compared to the second quarter of 1998. The group also recorded an additional reserve of approximately $775,000 for estimated future losses on certain press orders currently in production. These decreases in gross profits were partially offset by the effect of a recovery of a claim associated with a prior period. Selling and administrative expenses have increased in the second quarter of 1999 compared to the second quarter of the prior year within the Industrial Products Group. Increases were primarily associated with the increase of the provision for doubtful accounts, increased costs related to improved operating systems (hardware and software) and costs related to a joint venture (Verson Pressentechnik GmbH) formed in the fourth quarter of 1998. Normal salary and fringe benefit cost increases also impacted selling and administrative expenses in the second quarter of 1999.

         As noted above, corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expense increases in the second quarter of 1999 were principally associated with increased pension costs and professional fees. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense in the second quarter of 1999 and 1998.

         Interest expense in the second quarter of 1999 was $2,837,000 compared to interest expense of $1,447,000 reported in the second quarter of 1998. The increase was primarily related to increased borrowing levels associated with fixed asset additions and the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998. Interest rates have also increased slightly in the current year.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
         Working capital at June 30, 1999 was $(31,578,000) and the current ratio was .85 to 1.00 compared to working capital of $(14,955,000) and a current ratio of .92 to 1.00 at December 31, 1998. Net receivables increased by $8,636,000 since the end of 1998. The entire increase was associated with the Agricultural Products Group where cash collections are dependent upon the retail sale of the product by the dealer. The majority of sales to the dealer are typically strong in the first quarter of the year or just prior to the use season by the farmer. Extended payment terms are offered to dealers in the form of floor plan financing which is customary in the industry. Receivable levels within this group have also been impacted by the overall downturn in the agricultural economy in the United States brought about by lower commodity prices, excess grain inventory levels and decreased exports of grain, particularly to the far eastern countries. These economic factors have led to decreased agricultural equipment sales by dealers and, in turn, increased dealer receivable levels. Net inventory levels have decreased by $9,382,000 since the end of 1998. The majority of the decrease was related to the Industrial Products Group. Verson has recorded reserves of $7,700,000 in the first half of 1999 for estimated additional costs associated with certain press orders currently in production on which losses are anticipated. In addition, customer payments on presses in process have increased by approximately $10,353,000 since the end of 1998. Inventories within the Agricultural Products Group have also decreased since the end of 1998. This decrease was associated with normal seasonal production and shipment schedules.

         Fixed asset additions in the first half of 1999 totaled $5,087,000. Over $3,000,000 of this amount represent building costs at the Verson division, primarily associated with the assembly facility addition. The majority of the remaining fixed asset additions in 1999 were related to manufacturing machinery and equipment purchases at both the Agricultural Products and Industrial Products Group. There were no major fixed asset dispositions in the first half of 1999.

         Net increases in accounts payables ($7,735,000) and accrued expenses ($2,305,000) were primarily related to increased production levels at the Verson division. Borrowings under the Company's revolving credit agreement increased by $5,600,000 in the first half of 1999.

         Subsequent to June 30, 1999, the Company and CC Industries, Inc. of Chicago signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. The letter of intent contemplates that the Company will transfer the business, assets and liabilities of the Agricultural Products Group to a newly formed limited liability company and then will sell an 80.1% interest in the new entity to CC Industries for approximately $120,700,000 subject to adjustment. The transaction is subject to, among other things, satisfactory completion of due diligence inquiries by CC Industries, the execution of definitive agreements, the approval of the
respective   boards  of  the  two   companies   and  the  approval  of  Allied's
shareholders.

         On July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999. The Second Amendment refers to the above noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement.

         Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements in relation to the Company's announcement on July 29, 1999 of a New Stockholders' Right Plan and the redemption of the Common Share Purchase Rights currently outstanding.

         As of June 30, 1999, the Company had cash and cash equivalents of $684,000 and additional funds of $8,263,000 available under the Second Amended and Restated Credit Agreement and related amendments. The Company believes that its expected operating cash flow and funds available under the Second Amended and Restated Credit Agreement and related amendments may not be adequate to finance its operations and capital expenditures in 1999. The above noted letter of intent regarding the Agricultural Equipment Group should result in the Company receiving cash proceeds which would significantly reduce the amounts outstanding under this agreement. Additional financing will be necessary to maintain operations of the Industrial Products Group. The Company is exploring additional or alternate sources of financing necessary to continue these remaining operations in a normal manufacturing environment and to finance necessary capital expenditures. During the second quarter of 1999, the Company was not in compliance with certain provisions of the Second Amended and Restated Credit Agreement. As noted above, subsequent to the end of the second quarter of 1999, the Company entered into a Second Amendment to the agreement which provided for a waiver of this noncompliance.

         Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements as it relates to the Company's involvement in legal proceedings as a defending party.

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

         Manufacturing/engineering process controls and equipment includes equipment to manufacture and design products sold by the Company. Design equipment used in the engineering of agricultural equipment has been tested and determined to be year 2000 compliant. At the Verson division, year 2000 compliance certificates have been received on all major purchased hardware and software applications for designing equipment and programs. The intent of the division is to rely on these certificates (due to the quality of the information received and the reputation of the vendors involved) although some testing has been completed with no exceptions noted. The majority of internally developed design software at Verson has been determined not to contain date fields. Programs which do contain date fields have been determined to be year 2000 compliant. The Company does not have a significant amount of manufacturing equipment with embedded computer chips or hardware/software which would present a problem at the beginning of the year 2000. Compliancy certificates have been received from the majority of equipment manufacturers and internal tests of production machinery has been completed with no exceptions noted. Outside consultants have also evaluated the status of production equipment at the Verson division and have determined that the division would be unlikely to experience year 2000 problems in the area reviewed.

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

         The risk to the Company from the failure of suppliers of goods and services (over which the Company does not have control) to attain year 2000 compliance is the same as to other business enterprises generally. Failure of information systems by financial institutions (banks, service bureaus, insurance companies, etc.) would disrupt the flow of funds to and from the Company until systems can be remedied or replaced by these providers. Failure of delivery of critical components by suppliers and subcontractors resulting from non year 2000 compliance could result in disruptions of manufacturing processes with delays in the delivery of our products to our customers until non-compliant conditions or components can be remedied or replaced. The Company has identified major suppliers of goods and services and is in the process of determining their year 2000 compliance status. Alternate suppliers of critical components are also in the process of being identified. Contingency plans are being developed on a case by case basis and may include booking orders before anticipated business disruption. Even so, judgments regarding contingency plans, such as how to develop them and to what extent, are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers that provide inadequate information. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans. The Company believes it is taking the necessary steps to resolve year 2000 issues and that with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                          PART II - OTHER INFORMATION

Item 1           Legal Proceedings
                 -----------------

                  Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements.


Item 5           Other Information
                 -----------------

                  Reference is made to Note 9 of Notes to Condensed Consolidated Financial Statements and Exhibit 10 for information related to the Amendment to the Amended and Restated Credit Agreement.


Item 6.          Exhibit and Reports on Form 8-K
                 -------------------------------

                  (a)  Exhibits - See Exhibit Index included herein.

                  (b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 1999.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ALLIED PRODUCTS CORPORATION
                                 ----------------------------------
                                         (REGISTRANT)




August 16,1999                   /s/ Robert J. Fleck
--------------                   -----------------------------------------------
                                 Robert J. Fleck
                                 Vice President- Accounting and Chief Accounting
                                    & Administrative Officer




August 16, 1999                  /s/ Mark C. Standefer
---------------                  -----------------------------------------------
                                 Mark C. Standefer
                                    Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT NO.                              DESCRIPTION OF EXHIBITS
-----------                              -----------------------

    10                        Material Contract - Second Amendment and Waiver
                                 Dated as of July 31, 1999 to the Credit
                                 Agreement Dated as of February 1, 1999.
    27                        Financial Data Schedules