Form 10-Q
period 1999-09-30
ALLIED PRODUCTS CORP /DE/
filed 1999-11-15
CIK 3941

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,847,046 common shares, $.01 par value, as of October 31,1999.









            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


         PART I.   FINANCIAL INFORMATION
                   ---------------------

                   ITEM 1. FINANCIAL STATEMENTS

                           INTRODUCTION

                           CONDENSED CONSOLIDATED BALANCE SHEETS-
                            September  30, 1999 and December 31, 1998

                           CONDENSED CONSOLIDATED  STATEMENTS OF INCOME (LOSS)
                            Three and Nine Months Ended September 30, 1999 and 1998

                           CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS-
                            Nine Months Ended September 30, 1999 and 1998

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

         EXHIBIT  INDEX
         --------------






                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

         The condensed consolidated financial statements included herein (as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments, except as otherwise may be described herein, are of a normal, recurring nature. The information as of December 31, 1998 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.





           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                      September 30, 1999        December 31, 1998
                                                      ------------------        -----------------
 Cash and cash equivalents ........................   $          914,000        $         727,000
                                                      ------------------        -----------------
 Notes and accounts receivable, less allowances of
    $1,321,000 and $519,000, respectively .........   $       73,118,000        $      68,827,000
                                                      ------------------        -----------------
 Inventories:
   Raw materials ..................................   $       10,193,000        $      11,529,000
   Work in process ................................           50,201,000               68,296,000
   Finished goods .................................           12,544,000               17,019,000
                                                      ------------------        -----------------
                                                      $       72,938,000        $      96,844,000
                                                      ------------------        -----------------
Deferred tax asset ................................   $       15,060,000        $      15,060,000
                                                      ------------------        -----------------
Prepaid expenses ..................................   $          101,000        $         406,000
                                                      ------------------        -----------------
      Total current assets ........................   $      162,131,000        $     181,864,000
                                                      ------------------        -----------------

Plant and Equipment, at cost:
   Land ...........................................   $        2,412,000        $       2,430,000
   Buildings and improvements .....................           60,050,000               57,022,000
   Machinery and equipment ........................           71,881,000               69,196,000
                                                      ------------------        -----------------
                                                      $      134,343,000        $     128,648,000
  Less-Accumulated depreciation and amortization ..           54,297,000               48,181,000
                                                      ------------------        -----------------
                                                      $       80,046,000        $      80,467,000
                                                      ------------------        -----------------
Other Assets:
   Deferred tax asset .............................   $        4,165,000        $       4,165,000
   Deferred charges (goodwill), net of amortization            5,820,000                6,154,000
   Other ..........................................            5,091,000                3,154,000
                                                      ------------------        -----------------
                                                      $       15,076,000        $      13,473,000
                                                      ------------------        -----------------

                                                      $      257,253,000        $     275,804,000
                                                      ==================        =================




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.









            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT




                                                      September 30, 1999        December 31, 1998
                                                      ------------------        -----------------
  Revolving credit agreement ........................ $      130,100,000        $     119,300,000
  Current portion of long-term debt .................            627,000                  627,000
  Accounts payable ..................................         36,634,000               52,634,000
  Accrued expenses ..................................         26,327,000               24,258,000
                                                      ------------------        -----------------
         Total current liabilities .................. $      193,688,000        $     196,819,000
                                                      ------------------        -----------------
Long-term debt, less current portion shown above .... $        1,797,000        $       2,298,000
                                                      ------------------        -----------------
Other long-term liabilities ......................... $        4,911,000        $       4,957,000
                                                      ------------------        -----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares
       at September 30, 1999 and December 31,
       1998; none issued ............................ $          --             $        --
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at
      September 30, 1999 and December 31, 1998 ......            140,000                  140,000
   Additional paid-in capital .......................         97,971,000               98,377,000
   Retained earnings ................................          1,263,000               16,131,000
                                                      ------------------        -----------------
                                                      $       99,374,000        $     114,648,000
   Less: Treasury stock, at cost:  2,200,203 and
     2,228,640 shares at September 30, 1999 and
     December 31, 1998, respectively ................        (42,517,000)             (42,918,000)
                                                      ------------------        -----------------
         Total shareholder's equity ................. $       56,857,000        $      71,730,000
                                                      ------------------        -----------------

                                                      $      257,253,000        $     275,804,000
                                                      ==================        =================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.









            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    UNAUDITED


                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------        -------------------------------
                                             1999             1998                    1999             1998
                                        ---------------  ---------------        ---------------  --------------

Net sales ...........................   $    69,332,000  $    77,184,000        $   226,196,000  $  229,000,000
Cost of products sold ...............        55,295,000       76,228,000            199,632,000     189,674,000
                                        ---------------  ---------------        ---------------  --------------
  Gross profit ......................   $    14,037,000  $       956,000        $    26,564,000  $   39,326,000
                                        ---------------  ---------------        ---------------  --------------

Other costs and expenses:

  Selling and administrative expenses   $    10,148,000  $     9,571,000        $    31,509,000  $   28,220,000

  Interest expense ..................         3,038,000        1,802,000              8,236,000       4,339,000

  Other (income) expense, net .......           311,000          379,000                270,000      (1,485,000)
                                        ---------------  ---------------        ---------------  --------------

                                        $    13,497,000  $    11,752,000        $    40,015,000  $   31,074,000
                                        ---------------  ---------------        -------------    --------------

Income (loss) before taxes ..........   $       540,000  $   (10,796,000)       $   (13,451,000) $    8,252,000

Provision (credit) for income taxes .            --           (3,648,000)               --            2,969,000
                                        ---------------  ---------------        ---------------  --------------

Net income (loss) and comprehensive
  income (loss) .....................   $       540,000  $    (7,148,000)       $   (13,451,000) $    5,283,000
                                        ===============  ===============        ===============  ==============

Earnings (loss) per common share:
  Basic .............................   $          0.05  $         (0.60)       $         (1.14) $         0.44
                                        ===============  ===============        ===============  ==============

  Diluted ...........................   $          0.05  $         (0.60)       $         (1.14) $         0.44
                                        ===============  ===============        ===============  ==============

Weighted average shares outstanding:
  Basic .............................        11,847,000       11,914,000             11,834,000      11,920,000
                                        ===============  ===============        ===============  ==============

  Diluted ...........................        11,854,000       11,914,000             11,834,000      12,069,000
                                        ===============  ===============        ===============  ==============

Dividends per common share ..........   $          0.04  $          0.04        $          0.12  $         0.12
                                        ===============  ===============        ===============  ==============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.







            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              1999             1998
                                                                         -------------     -------------
   Net income(loss) ..................................................   $  (13,451,000)   $   5,283,000
   Adjustments to reconcile net income (loss)  to net cash
      used for operating activities:
      Gains on sales of operating and nonoperating assets ............          (79,000)      (1,962,000)
      Depreciation and amortization ..................................        6,489,000        4,406,000
      Amortization of deferred charges ...............................          334,000          240,000
      Deferred income tax provision ..................................             -           2,414,000
      Provision for inventory valuation ..............................        8,663,000        1,906,000
      Stock option compensation ......................................            --           1,119,000
      Changes in noncash assets and liabilities, net of
        noncash transactions:
         (Increase) in accounts receivable ...........................       (5,201,000)      (7,710,000)
         (Increase) decrease  in inventories .........................       15,243,000      (59,572,000)
         (Increase) decrease in prepaid expenses .....................          305,000         (107,000)
         Increase (decrease)  in accounts payable and accrued expenses      (13,817,000)      30,143,000
      Other,net ......................................................         (978,000)        (713,000)
                                                                         --------------    -------------
   Net cash used for operating activities ............................   $   (2,492,000)   $ (24,553,000)
                                                                         --------------    -------------

Cash Flows from Investing Activities
   Additions to plant and equipment ..................................   $   (6,094,000)   $ (31,411,000)
   Payment for businesses acquired ...................................            --        (10,953,000)
   Proceeds from sales of plant and equipment ........................           10,000        3,373,000
                                                                         --------------    -------------
   Net cash used for investing activities ............................   $   (6,084,000)   $ (38,991,000)
                                                                         --------------    -------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement .......................   $  100,300,000    $ 131,400,000
   Payments under revolving credit agreement .........................      (89,500,000)     (65,800,000)
   Payments of short and long-term debt ..............................         (501,000)        (202,000)
   Purchase of treasury stock ........................................            --          (1,171,000)
   Dividends paid ....................................................       (1,417,000)        (955,000)
   Stock options and other transactions ..............................         (119,000)          91,000
                                                                         --------------    -------------
Net cash provided from financing activities ..........................   $    8,763,000    $  63,363,000
                                                                         --------------    -------------
Net increase (decrease) in cash and cash equivalents .................   $      187,000    $    (181,000)
Cash and cash equivalents at beginning of year .......................          727,000          609,000
                                                                         --------------    -------------
Cash and cash equivalents at end of period ...........................   $      914,000    $     428,000
                                                                         ==============    =============





The accompanying notes to condensed consolidated financial statements are an integral part of the statements.











            Allied Products Corporation and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(1)      Restatement of Previously Issued Financial Statements
         -----------------------------------------------------
                  Operating results for the three and nine month periods ended September 30, 1998 have been restated to reflect the effect of (a) compensation expenses which should have been recognized in relation to certain stock option exercise transactions and (b) the correction of gross profit margins at the Verson division. See Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report for a more detailed explanation of the restatement.
                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the three and nine month periods ended September 30, 1998:


                                                Income (Loss)        Tax
                                                   Before         Provision          Net
                                                   Taxes          (Benefit)     Income (Loss)
                                                ------------    ------------    ------------
         For The Three Months
         --------------------
           As previously reported ...........   $(15,639,000)   $ (5,343,000)   $(10,296,000)
           Restatement associated with Verson
              gross profit margin ...........      4,843,000       1,695,000       3,148,000
           Restatement associated with stock
              option compensation ...........           --              --              --
                                                ------------    ------------    ------------
           As restated ......................   $(10,796,000)   $ (3,648,000)   $ (7,148,000)
                                                ============    ============    ============

         For Nine Months Ended
         ---------------------
           As previously reported ...........   $  4,092,000    $  1,513,000    $  2,579,000
           Restatement associated with Verson
              gross profit margin ...........      5,279,000       1,848,000       3,431,000
           Restatement associated with stock
              option compensation ...........     (1,119,000)       (392,000)       (727,000)
                                                ------------    ------------    ------------
           As restated ......................   $  8,252,000    $  2,969,000    $  5,283,000
                                                ============    ============    ============














(2)      Accrued Expenses
         ----------------
         The Company's accrued expenses consist of the following:


                                                 9/30/99       12/31/98
                                               -----------   -----------
          Salaries and wages ...............   $ 6,184,000   $ 6,573,000
          Warranty .........................     6,115,000     5,794,000
          Self insurance accruals ..........     2,362,000     2,905,000
          Pensions, including retiree health     4,891,000     4,644,000
          Taxes, other than income taxes ...     1,184,000       888,000
          Interest .........................     1,512,000       309,000
          Environmental matters ............     1,127,000     1,225,000
          Other ............................     2,952,000     1,920,000
                                               -----------   -----------
                                               $26,327,000   $24,258,000
                                               ===========   ===========


(3)      Earnings Per Common Share
         -------------------------
                  Basic earnings (loss) per common share for the periods in 1999 is based on the average number of common shares outstanding (11,847,000 and 11,834,000 for the three and nine months ended September 30, 1999, respectively). Diluted earnings per common share for the three months ended September 30, 1999 is based on the average number of common shares outstanding (11,847,000) increased by the dilutive effect of options outstanding (7,000). For the nine months ended September 30, 1999, dilutive securities (8,000 shares) were excluded from the calculation of diluted loss per common share as their effect would have been antidilutive. Basic earnings (loss) per common share for the same periods in 1998 is based on the average number of common shares outstanding (11,914,000 and 11,920,000 for the three and nine months ended September 30, 1998, respectively). For the three months ended September 30, 1998, dilutive securities (7,000 shares) were excluded from the calculation of diluted loss per common share as their effect would have been antidilutive. Diluted earnings per common share for the nine months ended September 30, 1998 is based on the average number of common shares outstanding (11,920,000) increased by the dilutive effect (149,000 shares) of outstanding options.

(4)      Business Purchase Option
         ------------------------
                  In August 1999, the Company acquired a conditional option to purchase certain fixed assets and inventories of the Niagara Machine Division (the "Niagara Assets") of CNB International, Inc. D.I.P. ("CNB") for a purchase price equal to the sum of $8,500,000 plus the fair value of inventories as determined by the parties. The option is subject to the acquisition of substantially all of the assets of CNB by the grantor of the option, Emprotech Corp., which has entered into a letter of intent with CNB regarding the acquisition. If Emprotech successfully completes its acquisition of the assets of CNB, the Company currently anticipates that it will exercise its option and purchase the Niagara Assets from Emprotech. The Niagara Machine
         Division is a manufacturer of small and medium metal forming presses and press parts under the Niagara name. Niagara management estimates that the Niagara spare parts business services an installed base of over 35,000 machines. The






         Company's management believes that the acquisition of the Niagara product line and spare parts business will compliment Verson's existing operations.

(5)      Joint Venture
         -------------
                  On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000. If the transaction is approved by the Company's shareholders, Bush Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the division within the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of the transaction is not expected to occur until the first quarter of 2000.

                  If this transaction is completed, the Company's remaining operations will consist solely of the operations of the Industrial Products Group and the 19.9% interest in Bush Hog L.L.C. To complete these transactions, the Company must obtain the consent of its banks under the Second Amended and Restated Credit Agreement and the release of outstanding security interests held by the banks in the assets of the Agricultural Products Group. The banks have consented to such transaction and have agreed to release the security interests, subject to the Company's repayment of its entire indebtedness owing to the banks on the closing. Simultaneous with the closing of this transaction, the Company expects to borrow additional funds, secured by its 19.9% membership interest in Bush Hog L.L.C. All or a portion of those new borrowings, together with the cash proceeds received from the affiliate of CC Industries, net of fees and expenses, will be applied to repay the Company's then current bank indebtedness. If the Company terminates the purchase agreement in order to accept another third party acquisition, the Company is required to pay a termination fee of $5,000,000.

(6)      Stockholder Rights Plan
         -----------------------
                  During the third quarter of 1999 the Company announced that its Board of Directors approved the redemption of its current Common Share Purchase Rights and adopted a new Stockholder Rights Plan. The new plan is designed to continue the assurance of fair and equal treatment of all stockholders in the event of any proposed takeover. The plan involves the distribution of the new rights and a redemption payment for current rights to all common shareholders of record as of July 30, 1999. The stockholders received one purchase right for a new series of junior preferred stock for each outstanding share of the Company's common stock and a redemption payment on August 10, 1999 of $0.01 per share for the Common







         Share Purchase Rights declared under a 10-year rights agreement adopted in January 1990. Each Preferred Share Purchase Right entitles the holder to purchase from the Company under certain circumstances one one-thousandth of a share of the new junior preferred stock. The rights may be exercised if a person or group announces its intention to acquire or acquires 15 percent or more of Allied Products' common stock. However, an exception is made for certain significant stockholders of the Company who are holding the Company's common stock for investment purposes. They may acquire up to 20 percent of Allied Products' common stock without triggering the Rights Plan. Under certain circumstances, the holders of the rights will be entitled to purchase at below market value either shares of common stock of Allied Products Corporation or the common stock of the acquiring company. Unless redeemed or exchanged earlier, the Preferred Share Purchase Rights will expire in 10 years.

(7)      Legal Proceedings
         -----------------
                  During 1997, the Company sold the assets of its former Coz division and assigned to the purchaser (the "Assignee") the lease of the Coz facility. The lessor consented to the assignment but did not release the Company from liability as lessee. During 1999, the Assignee announced its intent to vacate the facility and filed a lawsuit against the Company and the lessor seeking a declaration of the rights of the respective parties under the lease. In particular, the Assignee has alleged that the Company breached certain representations made in the contract for the sale of the Coz assets, and that the lessor breached certain provisions of the lease. The Company has denied all allegations of misrepresentations asserted by Assignee, and asserted claims against the Assignee for breach of the terms of the assignment and against the lessor for breach of the lease. The lessor has asserted claims in a lawsuit that the Company and the Assignee are in default under the certain terms of the lease, including payment terms. Recently, the lessor placed the Assignee and the Company on notice that it had terminated the lease for nonpayment of rent and accelerated the rent due for the remaining term. The lessor also filed an eviction action against Assignee. The term of the lease runs until December 31, 2000. Rental payments over the remaining term approximate $1,000,000. While the risk of loss is reasonably possible, the Company believes that should the litigation result in a judgment against the Company and in the favor of lessor, the Company will likely be able to receive and collect a favorable a judgment against Assignee in the same amount.

                  In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased the Company's common stock between February 6, 1997 and March 11, 1999. The complaints, which were filed in the United States District Court for the Northern District of Illinois, appear to be virtually identical. They allege various violations of the federal securities laws, including misrepresentations or failure to disclose material information about the Company's results of operations, financial condition, weakness in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense. In August 1999, the District Court ordered that the two cases be consolidated for all purposes. A Consolidated Amended Complaint was filed on October 12, 1999. The claims in the Consolidated Amended Complaint appear to be virtually identical to the claims in the prior complaints filed in May 1999 and June 1999. No estimate can currently be made as to the ultimate outcome of this claim, however, such claim could have a material adverse effect on the financial position and results of operations in the near term if an unfavorable outcome were to occur.

(8)      Contingent Liabilities
         ----------------------
                  In addition to the items described in Note 7, the Company is involved in a number of legal proceedings as a defending party, including product liability and environmental matters for which additional liability is reasonably possible. For all these additional matters except one, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations. For one product liability claim, however, the amount of damages claimed against all defendants exceeds the Company's liability insurance limits. No estimate can currently be made as to whether the ultimate outcome of this claim against the Company could exceed such limits, therefore changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur.

                  As described in Note 1 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K, the Verson division may not be able to meet delivery schedules for certain presses currently on orders in production. Certain customers of this division may seek to exercise remedies for alleged breach of contract by the Company. The remedies could include partial or complete cancellation of orders and recovery of damages for late delivery, which may include downtime, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

                  The Company recently entered into an amended purchase order agreement with a major customer regarding the production and delivery of orders for four (4) large presses. Under the terms of the amendment, the customer will advance scheduled payments for press components as such components are shipped. The original purchase orders called for 90% payment upon shipment of each completed press. Shipment of the presses (and related payments) has been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amendment, the customer will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses related to this order. Among the conditions set forth in the amendment are the requirements that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company is in the process of requesting an amendment to the amended purchase order agreement to reflect the change in the projected closing date of the sale of the Agricultural Products Group. In addition, the Company must also obtain by December 31, 1999 a commitment reasonably satisfactory to the customer for working capital financing sufficient for the production of the last two presses. The
         Company is in the process of  requesting   an amendment to the
         Second Amended and Restated Credit Agreement to extend the maturity date of this agreement beyond December 31, 1999 -- see Note 12 of Notes to Condensed Consolidated Financial Statements. Should the Company be unsuccessful in obtaining such amendments, the ultimate outcome could be materially adverse to the financial position and results of operations in the near term.

                  Reference is made to Note 10 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K and the description of an adversary proceeding filed against the Company in 1998 by the debtor in a bankruptcy proceeding. On November 4, 1999, the Company entered into an agreement to settle the adversary proceeding. Under the terms of the agreement, the Company will pay $615,000, plus interest accruing at the rate of 8% per annum on any amount unpaid after November 12, 1999. Final payment of the entire settlement amount, plus accrued interest, is due on or before December 1, 1999.

                  At September 30, 1999, the Company was contingently liable for approximately $1,579,000 primarily relating to outstanding letters of credit.

(9)      Income Taxes
         ------------
                  The provision for income taxes in the three and nine month periods of 1998 is based upon the Federal statutory rate adjusted for items that are not subject to taxes. No tax benefit was recorded in the three and nine month periods ended September 30, 1999 as the Company had no tax benefits available to record against the pretax loss. Temporary timing differences have remained relatively constant over time and are of a nature that will generally reverse over a longer period of time and are currently not subject to any expiration time frame. However, if the sale of an 80.1% interest in the Agricultural Products Group (see Note 5) is approved by the shareholders, management's belief is that the likelihood of utilizing the deferred tax asset associated with certain temporary differences is further decreased in the near term as a result of the proposed transaction, and that tax loss carryforwards subject to expiration will most likely arise. This will likely require an adjustment which will be recorded upon consummation of the sale, which is the event subject to shareholder approval that reduces the likelihood of the current temporary differences being utilizable.

                  See Note 4 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for a further discussion related to income taxes.

(10)     Operations By Industry Segment
         ------------------------------
                  During 1998, the Company adopted SFAS 131-- Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The segment information for 1998 has been restated to reflect the business segments noted below. Information relating to operations by industry segment follows (in thousands of dollars):


                                                   Agricultural   Industrial
                                                     Products       Products      Corporate    Consolidated
         ----
         For the three months:
          Net sales to unaffiliated customers      $  38,930     $  30,402      $    --        $    69,332
          Income (loss) before taxes (a) ........      5,471(b)        912 (c)     (5,843)(e)          540

         For the nine months:
          Net sales to unaffiliated customers ...  $ 112,965     $ 113,231      $    --        $   226,196
          Income (loss) before taxes (a) ........     15,629(b)    (12,354)(c)    (16,726)(e)      (13,451)
          Total assets ..........................    108,791       132,123         16,339 (d)      257,253

         1998
         ----
         For the three months
          Net sales to unaffiliated customers .... $  34,068     $  43,116      $    --        $    77,184
          Income (loss) before taxes (a) ........      3,520(b)     (9,952)(c)     (4,364)(e)      (10,796)

         For the nine months
          Net sales to unaffiliated customers .... $ 109,288     $ 119,712      $    --        $   229,000
          Income (loss) before taxes (a) ........     18,306(b)         65 (c)    (10,119)(e)        8,252
          Total assets ..........................     96,985       181,348         21,045 (d)      299,378



         ---------
         (a) Segment income (loss) before taxes does not reflect an allocation or charge for general corporate income or expenses, or interest expense.
         (b) Includes interest income of $19 in the three months and $81 in nine months of 1999 and $22 in the three months and $82 in the nine months of 1998.
         (c) Includes interest income of $38 in the three months and $251 in the nine months of 1999 and $0 in the three and nine months of 1998.
         (d) Corporate assets consist principally of cash, deferred income taxes, other assets, properties not used in operations and investment in a unconsolidated joint venture.
         (e)   Corporate income (loss) before taxes consists of the following:









                                       Three months ended    Nine months ended
                                        9/30/99   9/30/98    9/30/99    9/30/98
                                        -------   -------    -------    -------
General corporate income and expense   $(2,818)   $(2,599)  $ (8,545)  $ (4,725)
Stock option compensation (Note 1) .      --         --         --       (1,119)
Interest expense ...................    (3,038)    (1,802)    (8,236)    (4,339)
Interest income ....................        13         37                    64
                                       -------    -------   --------   --------
     Total .........................   $(5,843)   $(4,364)  $(16,726)  $(10,119)
                                       =======    =======   ========   ========


(11)     Summary of Other (Income) Expense
                  Other (income) expense for the three and nine month periods ended September 30, 1999 and 1998 consists of the following:

                                          For the three months ended    For the nine months ended
                                          --------------------------    -------------------------
                                            9/30/99        9/30/98        9/30/99        9/30/98
                                          -----------    -----------    -----------    -----------
         Interest income ..............   $   (70,000)   $   (59,000)   $  (387,000)   $  (146,000)
         Goodwill amortization ........       112,000        108,000        335,000        240,000
         Loan costs amortization ......       181,000          6,000        380,000          6,000
         Net (gain) loss on sales of
            operating and non-operating
            assets ....................        14,000         10,000        (79,000)    (1,962,000)
         Loss on investment in non
            consolidated subsidiary ...         2,000         16,000        208,000         97,000
         Litigation
            settlements/insurance
            provision .................       343,000        249,000        (46,000)       818,000
         Credit for recovery of
            long-term receivable ......          --         (130,000)          --         (520,000)
         Other miscellaneous ..........      (271,000)       179,000       (141,000)       (18,000)
                                          -----------    -----------    -----------    -----------
                                          $   311,000    $   379,000    $   270,000    $(1,485,000)
                                          ===========    ===========    ===========    ===========



(12)     Financial Arrangements
         ----------------------
                  During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Effective July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Fixed LIBOR interest rates related to amounts outstanding under this agreement have also been increased from LIBOR plus 3.5% to LIBOR plus 4.0%. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent between CC Industries and the Company or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more detailed explanation on Financial Arrangements.

                  Effective October 15, 1999, the Company entered into a Third Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Third Amendment"). The Third Amendment contained a waiver of noncompliance with the Company's financial covenants as of September 30, 1999 and extended the maturity date of the Second Amended and Restated Credit Agreement from November 30, 1999 to December 31, 1999.













ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agricultural Products Group Disposition
---------------------------------------
         On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000. If the transaction is approved by the Company's shareholders, Bush Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of this transaction is not expected to occur until the first quarter of 2000.

         If this transaction is completed, the Company's remaining operations will consist solely of the operations of the Industrial Products Group and the 19.9% interest in Bush Hog L.L.C. To complete these transactions, the Company must obtain the consent of its banks under the Second Amended and Restated Credit Agreement and the release of outstanding security interests held by the banks in the assets of the Agricultural Products Group. The banks have consented to such transaction and have agreed to release the security interests, subject to the Company's repayment of its entire indebtedness owing to the banks on the closing. Simultaneous with the closing of this transaction, the Company expects to borrow additional funds, secured by its 19.9% membership interest in Bush Hog L.L.C. All or a portion of those new borrowings, together with the cash proceeds received from the affiliate of CC Industries, Inc., net of fees and expenses, will be applied to repay the Company's then current bank indebtedness. If the Company terminates the purchase agreement in order to accept another third party acquisition, the Company is required to pay a termination fee of $5,000,000.

OPERATING RESULTS
-----------------

First Nine Months of 1999 Compared to First Nine Months of 1998
---------------------------------------------------------------
         Consolidated net sales for the first nine months of 1999 were $226,196,000 compared to consolidated net sales of $229,000,000 reported in the first nine months of 1998. Loss before taxes in the first nine months of 1999 was $13,451,000 compared to income before taxes (on a restated basis) of $8,252,000 in the first nine months of the prior year. Net loss for the first nine months of 1999 was $13,451,000 ($1.14 per common share-diluted) compared to net income (on a restated basis) of $5,283,000 ($0.44 per common share-diluted) in the first nine months of 1998.

         Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during the first quarter of 1998 was incorrect. Compensation expense for certain option exercises in the first quarter of 1998 which was not recognized in the statement of income issued at that time is now reflected in the accompanying restated statement of income (loss). The Company also determined that gross profit margins at the Verson division of the Industrial Products Group were incorrectly reported in the first, second and third quarters of 1998. Corrected amounts are now reflected in the accompanying restated statements of income (loss). Reference is made to Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K regarding the reconciliation of amounts previously reported in the first three quarters of 1998 to the amounts currently being reported in the accompanying restated statement of income (loss).

         Within the Agricultural Products Group, net sales increased to $112,965,000 in the first nine months of 1999 from $109,288,000 reported in the first nine months of the prior year. Increases were primarily related to turf/landscape products and improved loader sales. In the past few years, the Company's Bush Hog division has concentrated on its turf and landscape product line through the development of new products and the acquisition in April 1998 of Universal Turf. Improvements in the loader product line sales were also associated with product development and the acquisition of the Great Bend Manufacturing Company in April 1998. These increases were partially offset by the effects of lower sales of cutter and disc mower products in the first nine months of 1999. External financial conditions in the U.S. agricultural sector have weakened since the early part of 1998 and are expected to remain weak for the remainder of 1999 and on into 2000. Commodity prices are lower for a majority of major crops and for most livestock segments compared to twelve months ago. Net farm cash income decreased in 1998 and is projected to decline further in 1999 and 2000. However the U.S. Senate recently passed legislation to add $7.5 billion to the year 2000 agricultural appropriations bill for emergency purposes, which is designed to alleviate some of these issues. Income before taxes decreased to $15,629,000 in the first nine months of 1999 compared to income before taxes of $18,306,000 reported in the first nine months of 1998.  Gross  profit  margins  decreased  by  approximately  2.25 percentage points in 1999 due primarily to the effects of increased cash discounts and decreased production levels in the current year. Additional cash discounts have been offered to dealers in 1999 to help reduce the amount of dealer inventory levels. Lower production levels were the result of decreased demand by large farming operations which have been impacted most by the overall agricultural economy described above. Increases in selling and administrative expenses in the first nine months of 1999 were related to the acquisition of the Great Bend division and Universal Turf operations as noted above. The increase was offset in part by lower commission expenses at the Bush Hog division due to the effects of lower sales volume and the mix of products sold.

         Within  the  Industrial   Products   Group,   net  sales  decreased  to
$113,231,000 in the first nine months of 1999 compared to net sales of $119,712,000 reported in the first nine months of the prior year. The decrease was related to lower small press (size C and under) sales (production) at the Verson division. Larger press (size B and higher) sales (production) in the first nine months of 1999 increased slightly (less than 2%) from levels of the first nine months of the prior year. Production continues on orders for four large presses to one major U.S. automobile manufacturer. Production on another set of orders for four large presses to another major U.S. automobile manufacturer is nearing completion at the end of the third quarter of 1999.

         The Industrial Products Group reported a loss before taxes of $12,354,000 in the first nine months of 1999 compared to income before taxes (on a restated basis) of $65,000 in the first nine months of 1998. In 1998, the Industrial Products Group recorded a loss of $12,079,000 on certain jobs in process including reserves of $8,813,000 (none in the first nine months) for estimated future losses on those jobs. The Company indicated in its annual report that it was reasonably possible that additional losses would occur. In the first nine months of 1999, the Company revised its cost estimates on these jobs and increased the reserves for future losses by $8,663,000. The excess of costs over revenues in the first nine months of 1999 (approximately $2,100,000) was attributable to the charges to the reserve for future losses on these jobs.

         Two factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report on Form 10-K affected the low margins reported in the first nine months of 1999. First, the Industrial Products Group's sales backlog at December 31, 1998 included revenues of approximately $50,000,000 to be recognized in 1999 through 2001 on the loss jobs described above. No gross margins are expected to be recognized on those revenues. The backlog also included future revenues of approximately $95,000,000 to be recorded principally in 1999 and 2000 for which anticipated gross margins will be lower than historical levels prior to 1998.

         Second, the Industrial Products Group is reporting no gross profit on any press manufactured during 1999 until a point in production when all manufacturing costs can be reasonably estimated. Currently, that point is when the press is in final assembly. This method of recognition of gross profits adversely affected results for the first nine months of 1999.

         Gross profits within the Industrial Products Group were favorably affected in the first nine months of 1999 and 1998 by the Company's recovery of a claim associated with a prior period. Selling and administrative expenses increased in the first nine months of 1999. Most increases were related to salary and fringe cost increases, an additional provision for doubtful accounts and selling expenses related to the joint venture (Verson Pressentechnik) formed in the fourth quarter of 1998 in which Verson holds a 60% stake.

         The Industrial Products Group sales backlog at September 30, 1999 was approximately $73,000,000 compared to a sales backlog of approximately $145,000,000 at December 31, 1998. The sales backlog at September 30, 1999 includes revenues to be recorded in future periods on orders received, including press revenues of approximately $31,000,000 on orders for which estimated losses were recorded in 1998 and 1999 and on which no gross margin is expected to be recognized in 1999 through 2001. Uncertainties associated with these contracts make it reasonably possible that additional losses could occur. The September 30, 1999 backlog for the Industrial Products Group also included future press revenues of approximately $16,000,000 to be recorded principally in 1999 for which the group anticipates gross margins lower than levels prior to 1998. The remaining backlog at September 30, 1999 (approximately $26,000,000) includes future press revenues as well as orders for parts and field services with anticipated pre-1998 historical gross margins. The backlog of low margin and no margin work in process at September 30, 1999 will have a substantial negative effect on the Industrial Products Group earnings in 1999 and, to a lesser extent, in 2000 and 2001. In addition, the deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results. The Industrial Products Group's difficulties in completing orders during 1998 and 1999 could adversely affect its relationship with one or more of its customers and therefore could have a negative impact on the Industrial Products Group's ability to obtain future business from such customers. In addition, failure to complete the sale of the Agricultural Products Group and the resulting financial strain that it would impose on the Company could further exacerbate problems with existing customers of the Industrial Products Group and make it more difficult to attract new customers. Management believes that the significant improvement in the Company's balance sheet from the repayment of a substantial majority of its outstanding bank debt may help provide the Industrial Products Group flexibility to restructure and expand its operations to meet changing demands and also may help to alleviate the concerns of customers and suppliers about the long term viability of the Industrial Products Group.

         Because of the difficulties the Industrial Products Group encountered in 1998, the group failed to meet delivery date requirements provided in several press orders. The group reserved for penalties of approximately $1,200,000 in the first nine months of 1998 as a result of delays in shipments and may receive additional claims for significant penalty payments or damages in the remainder of 1999 and 2000. Reference is made to Note 10 of Notes to Consolidated
Financial  Statements  in  the  Company's  1998  Annual  Report  on  Form  10-K.
Additional reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements.

         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses increased in the first nine months of 1999. The majority of the increase was related to the effects of a matching provision now provided by the Company for its 401(k) pension plans and increased professional fees related to the extended 1998 audit and refinancing efforts of the Company. In the first nine months of 1998, administrative expenses included $1,119,000 of compensation expense (none in the first nine months of 1999) related to the exercise of certain stock options previously discussed. Reference is made to Note 11 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense in the first nine months of 1999 and 1998.

         Interest expense in the first nine months of 1999 was $8,236,000 compared to interest expense of $4,339,000 reported in the first nine months of 1998. The increase was primarily associated with increased borrowings related to greater receivable levels, fixed asset additions and the acquisition of the Great Bend and Universal Turf operations in the second quarter of 1998. Interest rates on borrowings outstanding have also increased under new and amended credit agreements during the current year. Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements in relation to increased interest rates.

         No current or deferred tax benefit was recorded in the first nine months of 1999 as a result of the Company's pretax loss. Reference is made to
Note 9 of Notes to Condensed Consolidated Financial Statements.

Third Quarter of 1999 Compared to Third Quarter of 1998
-------------------------------------------------------
         Consolidated net sales for the third quarter of 1999 were $69,332,000 compared to consolidated net sales of $77,184,000 reported in the third quarter of 1998. Income before taxes in the third quarter of 1999 was $540,000 compared to a loss before taxes (on a restated basis) of $10,796,000 in the third quarter of the prior year. Net income for the third quarter of 1999 was $540,000 ($0.05 per common share-diluted) compared to a net loss (on a restated basis) of $7,148,000 ($0.60 per common share-diluted) in the third quarter of 1998.

         Within the Agricultural Products Group, net sales in the third quarter of 1999 were $38,930,000 compared to net sales of $34,068,000 reported in the third quarter of 1998. All major product lines (cutters, turf/landscape, loaders and parts) recorded improved sales in the third quarter of the current year. Approximately half of the total increase was related to the turf/landscape product line. Much of the increase was related to new products developed in the last 18 months. Improved loader sales in the third quarter of 1999 reflects the impact of cross marketing these products under the Bush Hog and Great Bend brand names and new products developed by both divisions. Income before taxes for the Agricultural Products Group increased to $5,471,000 in the third quarter of 1999 compared to income before taxes of $3,520,000 reported in the third quarter of the prior year. Gross profits and gross profit margins improved in the third quarter of 1999 compared to the same quarter of the prior year. Approximately half of the increase in gross profits was associated with the increased sales volume as noted above. The remainder of the increase in gross profits and the improvement in the gross profit margin was principally related to improved manufacturing variances associated with reduced spending levels. Selling and administrative expenses increased by approximately 3% in the third quarter of 1999 compared to the same quarter of the prior year. The majority of the increase was related to increased commissions, the direct result of the increase in sales noted above.






         Within the Industrial Products Group, net sales decreased to $30,402,000 in the third quarter of 1999 compared to net sales of $43,116,000 reported in the third quarter of 1998. Revenues have decreased due to a decreasing number of presses currently in production compared to the prior year. In addition, many of the presses currently in production are nearing completion. Orders for presses, large and small, have decreased significantly in 1999 as the Verson division is concentrating on completing current press orders in a timely manner to avoid late delivery penalties on certain orders. While the division is actively seeking press orders from both automobile manufacturers and tier one and two suppliers, orders are not being pursued which would cause delays on presses currently in production. This decrease in obtaining production orders has resulted in decreased revenue recognition. Income before taxes in the third quarter of 1999 was $912,000 compared to a loss before taxes (on a restated basis) of $9,952,000 reported for the third quarter of 1998. As previously noted, no gross profit on any press manufactured during 1999 would be recognized until the press reaches a point in production when all manufacturing costs can be reasonably estimated. During the third quarter of 1999, production on orders for four large presses neared completion and accordingly, gross profits on these jobs were recognized. Gross profit margins in the third quarter of 1998 includes a charge of $11,180,000 for revised cost estimates for several newly designed, automated, multi-station transfer presses which were in production at that time. The need for revised cost estimates was identified in the third quarter of 1998 and reflects the impact of production bottlenecks in the assembly process as well as greater than anticipated increases in subcontracting costs. Increases in selling and administrative expenses in the third quarter of 1999 compared to the third quarter of the prior year (approximately $400,000) resulted from the realignment of the reporting of certain departments to selling expenses and costs associated with the joint venture (Verson Pressentechnik) formed in the fourth quarter of 1998.

         As noted above, corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expense increases in the third quarter of 1999 were principally associated with increased professional fees as previously discussed. Reference is made to Note 11 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense in the third quarter of 1999 and 1998.

         Interest expense in the third quarter of 1999 was $3,038,000 compared to interest expense of $1,802,000 reported in the third quarter of 1998. The increase was related to the effect of increased interest rates under loan agreement terms in effect during each quarter and the impact of increased borrowing levels for reasons previously discussed. Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements in relation to increased interest rates.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
         Working capital at September 30, 1999 was $(31,557,000) and the current ratio was .84 to 1.00 compared to working capital of $(14,955,000) and a current ratio of .92 to 1.00 at December

31, 1998. Net consolidated receivables increased by $4,291,000 since the end of 1998. Approximately two-thirds of the increase was associated with the Agricultural Products Group where sales in the current year increased as previously noted. The remainder of the increase was associated with the Industrial Products Group where receivables are a function of press shipments. Net consolidated inventory levels decreased by $23,906,000 since the end of 1998. Over 85% of the decrease was related to the Industrial Products Group. As noted above, production has decreased at the Verson division, particularly in the third quarter of 1999 as presses in production are nearing completion. Orders for new presses have decreased in the current year resulting in additional reductions in production and decreased inventory levels. The remainder of the decrease in inventories was related to the Agricultural Products Group and reflects normal seasonal decreases.

         Fixed  asset  additions  in the  first  nine  months  of  1999  totaled
$6,094,000. Half of this amount represents building costs at the Verson division, primarily associated with completing the assembly facility addition, construction of which began in 1998. The majority of the remaining fixed asset additions in 1999 were related to manufacturing machinery and equipment purchases at both the Agricultural Products and Industrial Products groups. There were no major fixed asset dispositions in the first nine months of 1999.

         The net decrease in accounts payable and accrued expenses ($13,931,000) during the first nine months of 1999 was primarily related to customer deposits at the Verson division. Verson initially accounts for customer deposits received against orders as a liability. As production continues on such orders, the division reduces the amount classified as a liability and credits the amount as a reduction in work in process inventory. Borrowings under the Company's revolving credit agreement increased by $10,800,000 in the first nine months of 1999.

         On July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999. The Second Amendment refers to the above noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. Effective October 21, 1999, the Company entered into a Third Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Third Amendment"). The Third Amendment contained a waiver of noncompliance with the Company's financial covenants as of September 30, 1999 and extended the maturity date of the Second Amended and Restated Credit Agreement from November 30, 1999 to December 31, 1999.
         The principal market risk related to debt to which the Company is exposed includes rates on the Company's debt which is subject to floating interest rates as described in Note 12 of Notes to Condensed Financial Statements.
         The Company recently entered into an amended purchase order agreement with a major customer regarding the production and delivery of orders for four
(4) large presses. Under the terms of the amendment, the customer will advance scheduled payments for press components as such components are shipped. The original purchase orders called for 90% payment upon shipment of each completed press. Shipment of the presses (and related payments) has been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amendment, the customer will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses related to this order. Among the conditions set forth in the amendment are the requirements that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company is in the process of requesting an amendment to the amended purchase order agreement to reflect the change in the projected closing date of the sale of the Agricultural Products Group. In addition, the Company must also obtain by December 31, 1999 a commitment reasonably satisfactory to the customer for working capital financing sufficient for the production of the last two presses. The Company is in the process of requesting an amendment to the Second Amended and Restated Credit Agreement to extend the maturity date of this agreement beyond December 31, 1999 -- see Note 12 of Notes to Condensed Consolidated Financial Statements. Should the Company be unsuccessful in obtaining such amendments, the ultimate outcome could be materially adverse to the financial position and results of operations in the near term.

         Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements in relation to the Company's announcement on July 29, 1999 of a New Stockholders' Right Plan and the redemption of the Common Share
Purchase Rights then outstanding. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements in relation to the Company acquiring a conditional option to purchase certain fixed assets and inventories of the Niagara Machine Division of CNB International, Inc. D.I.P.

         As of September 30, 1999, the Company had cash and cash equivalents of $914,000 and additional funds of $3,321,000 available under the Second Amended and Restated Credit Agreement and related amendments. Absent completion of the joint venture transaction or renegotiation of its credit facility, the Company believes that its expected operating cash flow and funds available under the Second Amended and Restated Credit Agreement and related amendments may not be adequate to finance its operations and capital expenditures beyond 1999. The joint venture transaction, if completed, should result in the Company receiving cash proceeds which would significantly reduce the amounts outstanding under this agreement. Additional financing will be necessary to maintain operations of the Industrial Products Group. The Company is exploring additional or alternate sources of financing necessary to continue these remaining operations in a normal manufacturing environment and to finance necessary capital expenditures. During the second and third quarters of 1999, the Company was not in compliance with certain provisions of the Second Amended and Restated Credit Agreement. A waiver for noncompliance was received subsequent to September 30, 1999.

         Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements as it relates to the Company's involvement in legal proceedings as a defending party.

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

         The Company has completed the identification process in relation to the four categories noted above. The Company recently purchased and installed financial software which is year 2000 compliant. Outside service bureau financial reporting software currently in place has been determined and tested to be year 2000 compliant. Payroll services for the Company are currently being provided by an outside service. The Company is currently in the process of upgrading this service to year 2000 compliant software. All locations are utilizing this new software. Compliance certificates have been received for non personal computer systems owned/leased by the Company. Compliance testing has also been completed. The majority of all personal computers used within the Company (both financial and non financial applications) have been purchased within the last two years and have been successfully tested for compliancy. Remaining non compliant personal computers will be replaced with year 2000 compliant units during 1999 as a part of the Company's normal upgrade program.

         Manufacturing/engineering process controls and equipment includes equipment to manufacture and design products sold by the Company. Design equipment used in the engineering of agricultural equipment has been tested and determined to be year 2000 compliant. At the Verson division, year 2000 compliance certificates have been received on all major purchased hardware and software applications for designing equipment and programs. The intent of the division is to rely on these certificates (due to the quality of the information received and the reputation of the vendors involved) although some testing has been completed with no exceptions noted. The majority of internally developed design software at Verson has been determined not to contain date fields. Programs which do contain date fields have been determined to be year 2000 compliant. The Company does not have a significant amount of manufacturing equipment with embedded computer chips or hardware/software which would present a problem at the beginning of the year 2000. Compliancy certificates have been received from the majority of equipment manufacturers and internal tests of production machinery have been completed with no exceptions noted. Outside consultants have also evaluated the status of production equipment at the Verson division and have determined that the division would be unlikely to experience year 2000 problems in the areas reviewed.

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

         The Company has identified key outside vendors which provide services which, if not year 2000 compliant, could have an effect on the operations of the Company. Sources include banking, investment, pension obligations, insurance, utilities, etc. businesses. During 1999, these service providers were asked to update the Company on the status of their year 2000 compliance. The Company has not received any notification from any outside service provider indicating non year 2000 compliance on behalf of the vendor.

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

         The risk to the Company from the failure of suppliers of goods and services (over which the Company does not have control) to attain year 2000 compliance is the same to other business enterprises generally. Failure of information systems by financial institutions (banks, service bureaus, insurance companies, etc.) would disrupt the flow of funds to and from the Company until systems can be remedied or replaced by these providers. Failure of delivery of critical components by suppliers and subcontractors resulting from non year 2000 compliance could result in disruptions of manufacturing processes with delays in the delivery of our products to our customers until non- compliant conditions or components can be remedied or replaced. The Company has identified major suppliers of goods and services and is in the process of completing their year 2000 compliance status. Alternate suppliers of critical components are also in the process of being identified. Contingency plans are being developed on a case by case basis and may include booking orders before anticipated business disruption. Even so, judgments regarding contingency plans, such as how to develop them and to what extent, are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers that provide inadequate information. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans. The Company believes it is taking the necessary steps to resolve year 2000 issues and that with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings
                  -----------------
                           Reference is made to Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements.

Item 5            Other Information
                  -----------------
                           Reference  is made to Note 12 of Notes  to  Condensed
                  Consolidated Financial Statements and Exhibit 10 for information related to the Waiver to the Amended and Restated Credit Agreement

Item 6.           Exhibit and Reports on Form 8-K
                  -------------------------------

                  (a)      Exhibits - See Exhibit Index included herein.

                  (b) Reports on Form 8-K - On July 30, 1999, the Company filed report under Item 5 - Other Events. The report was filed in connection with press release dated July 29, 1999 reporting that the registrant Broad of Directors approved the redemption of its current common share Purchase Rights and adopted a new Stockholder Rights Plan. Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ALLIED PRODUCTS CORPORATION
                                 ------------------------------
                                          (REGISTRANT)




November 12,1999                 /s/ Robert J. Fleck
                                 Robert J. Fleck
                                 Vice President- Accounting and Chief Accounting
                                 & Administrative Officer




November 12,1999                 /s/ Mark C. Standefer
                                 Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION
                                INDEX TO EXHIBITS




EXHIBIT NO.                              DESCRIPTION OF EXHIBITS
      2 Limited Liability Company Interest Purchase and Asset Contribution Agreement by and between Allied Products Corporation, Bush Hog Investors, L.L.C. and Bush Hog, L.L.C. dated as of October 21, 1999.

    10 Material Contract - Third Amendment and Waiver dated as of October 15, 1999 to the Credit Agreement dated as of February 1, 1999.

    27                     Financial Data Schedules