Form 10-K405/A
period 1998-12-31
ALLIED PRODUCTS CORP /DE/
filed 2000-02-22
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                  OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM     TO
                     Commission file number 1-5530


                          ALLIED PRODUCTS CORPORATION

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                         38-0292230
--------------------------------------------      --------------------------------------------

      (State or other jurisdiction of                           (I.R.S. Employer
       Incorporation or Organization)                         Identification No.)

10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                          60606
--------------------------------------------      --------------------------------------------

  (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (312) 454-1020

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------      --------------------------------------------

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

                             Yes ___        No _X_

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


The Exhibit Index is located on page 54.


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

    The Company's operations are divided into two business segments--the Agricultural Products Group (which consists of the Bush Hog and Great Bend divisions) and the Industrial Products Group (which consists of the Verson, Precision Press Industries and Verson Pressentechnik operations as well as the Coz division which was sold in the last quarter of 1997). Reference is made to
Note 11 of Notes to Consolidated Financial Statements for an analysis of operations by industry segment.


    On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000, which was reduced on February 10, 2000 to approximately $112,100,000. If the transaction is approved by the Company's shareholders, Bush Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the division within the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of the transaction is not expected to occur until the first quarter of 2000.


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


    The retail season for most farm equipment begins in March/April and, depending upon the product, ends in September/October. Due to capacity and shipping constraints, the Company cannot build and ship $130 million of products during this time frame. To manage these constraints, the Company levels out its factory production schedule and offers dealers extended payment terms with cash discount incentives for their orders, to benefit both the Company and the dealers. The extended payment terms are offered in the form of floor plan financing which is customary within the industry. The dealer cash discount provides the dealer with an incentive to sell the equipment as early as possible or pay for the equipment early in the floor plan financing period in order to take advantage of the cash discount. The Company retains a security interest in the inventory held by dealers. Under certain state and provincial statutes, a dealer may return floor plan equipment to a manufacturer upon termination of the dealership.


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

EMPLOYEES


    The Company currently employs approximately 1,800 individuals, including approximately 500 employees in the Verson division who are represented by a union. While the Company considers its relations with its Verson Division employees to be satisfactory, the Company suffered a strike during the summer of 1997 at the expiration of the last union contract. The contract agreed to upon settlement of the strike expires in June 2000.


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

MAJOR CUSTOMERS


    Approximately 26%, 31% and 39% of the Company's net sales in 1998, 1997 and 1996, respectively, were derived from sales by the Industrial Products Group to the three major U.S. automobile manufacturers. During 1998, General Motors accounted for approximately 10.9% of net sales and Daimler-Chrysler and Ford each accounted for less than 10% of net sales. With the exception of the three major automobile manufacturers, no material part of the Company's business is dependent upon a single customer.


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

                NAME                                      POSITION WITH ALLIED PRODUCTS                         AGE
                ----                                      -----------------------------                       --------
Richard A. Drexler..................  Chairman, President and Chief Executive Officer                            51
Bobby M. Middlebrooks...............  Senior Vice President                                                      63
Robert J. Fleck.....................  Vice President--Accounting, Chief Accounting and Administrative
                                        Officer                                                                  51
Mark C. Standefer...................  Vice President, General Counsel and Secretary                              44

    No family relationships exist among the executive officers, however, Mr. Richard A. Drexler is the son of Lloyd A. Drexler, a director of the Company. In early 1999, Richard W. Metzger resigned from the Company.

    Each executive officer has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

    Mr. Drexler, who became Chairman in 1993, has been President and a Director of Allied Products since 1982 and has been Chief Executive Officer since 1986. Mr. Drexler served as Acting Chief Financial Officer from 1991 to 1992, Chief Financial Officer from 1989 to 1990 and Chief Operating Officer from 1981 to 1986. He was also Chief Financial Officer from 1977 to 1987. Prior to becoming President, Mr. Drexler served as Executive Vice President, Senior Vice President of Administration, Vice President of Administration, Staff Vice President--Development, and Director of Planning. Mr. Drexler is also acting Chairman and Chief Executive Officer of the Verson division of the Industrial Products Group.

    Mr. Middlebrooks has been Senior Vice President since 1985 and was Vice President of Allied Products from 1984 to 1985 in charge of the former Agricultural Equipment Group. Prior to that, he was President--Bush Hog Implements Division. He joined Bush Hog in 1955.

    Mr. Fleck has been Vice President--Accounting since 1985, Chief Accounting Officer since 1986 and Chief Administrative Officer since 1997. From 1983 to 1985 he was Staff Vice President--Accounting and prior to that he served as Corporate Controller and in various other accounting positions for Allied Products. Prior to joining Allied Products in 1974, he was an internal auditor with Marquette Cement Company, a national cement manufacturing company.

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

ITEM 3.  LEGAL PROCEEDINGS


    In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased the Company 's common stock between February 6, 1997 and March 11, 1999. The complaints, which were filed in the United States District Court for the Northern District of Illinois, appear to be virtually identical. They allege various violations of the federal securities laws, including misrepresentation or failure to disclose material information about the Company's results of operations, financial condition, weakness in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense. In August 1999, the District Court ordered that the two cases be consolidated for all purposes. A Consolidated Amended Complaint was filed on October 12, 1999. The claims in the Consolidated Amended Complaint appear to be virtually identical to the claims in the prior complaints filed in May 1999 and June 1999. The Company filed a Motion to Dismiss on December 13, 1999.


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

    None.

                                    PART II

ITEM 5.  MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED
       SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange, as adjusted for the three-for-two stock split effected on August 15, 1997, is as follows:

---------------------------------------------------------------------------------------------------------------
                                 BEGINNING OF
             1998                    YEAR       END OF YEAR   1998 QTR       HIGH           LOW       DIVIDEND
---------------------------------------------------------------------------------------------------------------
Common                           $24            $ 6 5/16         1       $25 3/16       $20 1/4        $.0400
---------------------------------------------------------------------------------------------------------------
                                                                 2        24 3/4         20 1/16        .0400
---------------------------------------------------------------------------------------------------------------
                                                                 3        22 7/8          6 3/16        .0400
---------------------------------------------------------------------------------------------------------------
                                                                 4         8 7/8          5 7/8         .0400
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                 BEGINNING OF
             1997                    YEAR       END OF YEAR   1997 QTR       HIGH           LOW       DIVIDEND
---------------------------------------------------------------------------------------------------------------
Common                           $19 13/16      $24              1       $21 13/16      $18 1/2        $.0333
---------------------------------------------------------------------------------------------------------------
                                                                 2        23 5/16        18 9/16        .0333
---------------------------------------------------------------------------------------------------------------
                                                                 3        26             21 3/16        .0400
---------------------------------------------------------------------------------------------------------------
                                                                 4        27             23 1/4         .0400
---------------------------------------------------------------------------------------------------------------

    As of March 31, 1999, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,200.

    The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.0167 per share to $.0333 per share. During the third quarter of 1997, the Company increased its quarterly dividend to $.04 per share. Subsequent to the end of 1998, dividend payments are limited to $2,000,000 per year under the Second Amended and Restated Credit Agreement and the First Amendment and Waiver to the Credit Agreement--see Note 5 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                           1998            1997               1996               1995               1994
                                       -------------   -------------      -------------      -------------      -------------
Net sales from continuing
  operations.........................  $273,834,000    $270,562,000       $274,414,000       $260,861,000       $215,529,000
Income (loss) from continuing
  operations.........................  $(14,113,000)   $ 15,646,000(C)    $ 16,089,000(C)    $ 33,989,000       $ 19,687,000
Earnings (loss) per common share
  (diluted) from continuing
  operations (A)(B)..................        $(1.19)          $1.27(C)           $1.17(C)           $2.34              $1.28
Total assets.........................  $275,804,000    $195,064,000(C)    $172,509,000(C)    $167,303,000(C)    $150,555,000
Long-term debt (including capitalized
  leases and redeemable preferred
  stock).............................  $  2,298,000    $    670,000       $    489,000       $    315,000       $ 12,130,000
Cash dividend declared per common
  share (A)..........................          $.16           $.147              $.133               $.05           $--

--------------------------

(A) Restated prior to 1997 to reflect the effect of a three-for-two stock split in 1997.

(B) Restated prior to 1997 to reflect the effect of adopting SFAS 128--Earnings per Share--in 1997.

(C) Restated--See Note 1 of Notes to Consolidated Financial Statements.

          The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW



    In August, 1996 and April, 1997, the Company's Verson division received major orders from Ford and General Motors, respectively, for the design and manufacture of a total of six automated, multi-station stamping presses. Ford ordered two and General Motors ordered four of the presses. All six of the presses incorporated a new state-of-the-art "three-slide" design which was considered superior in speed and efficiency to any transfer press previously manufactured. Verson believes that it was the first manufacturer to design and manufacture a stamping press incorporating this design. These orders were to be completed over a three-year period from 1997 through 1999. The contracts for the two presses to be manufactured for Ford specified delivery in January and April of 1998, while the contracts for the four presses to be manufactured for General Motors specified delivery in February, April, August, and October of 1999. By agreement, the specified delivery dates were revised to May, August, September, and December of 1999 shortly after the orders were accepted. Projected revenues from the orders for the six presses approximated $120 million. In June, 1997 and May, 1998, Verson received orders from Chrysler Corporation totaling approximately $75 million for four identical large automated multi-station stamping presses with two slides only, but incorporating other new design features. The orders called for completion of these presses during 1998 and 1999. Specifically, the contract for the press ordered by Chrysler in June of 1997 required delivery in June of 1999. While we were designing and building these multi-slide presses described above, Verson also accepted orders to manufacture and deliver approximately 15 smaller presses. Most of these presses were to be delivered between November of 1998 and September of 1999. While these presses were of a smaller and less complicated design, the combined impact on engineering and production was significant. In hindsight, it appears that when added to Verson's other press business, the orders for the ten large, newly designed multi-slide presses severely strained Verson's then existing press manufacturing capacity. During 1997 and 1998 the Company took steps to expand Verson's facility, hire more engineering and manufacturing staff and increase its total capacity. The cost of the physical expansion at Verson was approximately $30,000,000, and included the addition of approximately 117,000 square feet to the Verson assembly building plus other infrastructure improvements. The expansion was not completed early enough to alleviate production scheduling difficulties, however. The expansion in fixed assets together with significant increases in indirect labor increased Verson's overhead costs. In addition, Verson experienced significant difficulties during 1998 in the manufacture of the multi-slide and other presses under the above-described orders in a timely and cost effective manner. The decline in manufacturing efficiency was traceable in part to overcrowded conditions and in part to the inefficiencies which can occasionally arise in the manufacture of new products. These manufacturing delays in turn caused delays and additional costs in the manufacture of virtually all presses in 1998 and led Verson to rely heavily on subcontractors for the manufacture of certain components in order to meet delivery commitments. As described in more detail below, difficulties primarily associated with the manufacture of presses under the three orders described above and the resulting stresses on manufacturing capacity caused Verson and the Company to incur losses in 1998. These difficulties, along with an increased cost structure which has adversely affected margins on new press orders during 1999 and is expected to continue to adversely affect margins in the near future, are expected to continue to have a negative impact on earnings in 2000.



    Verson began work in 1997 on the two presses covered by the Ford order. As work progressed on the first press, several component parts had to be re-engineered and reworked, significantly increasing costs. In view of these difficulties, Verson revised its cost estimates on these presses by $3,700,000 in February, 1998 and at the same time increased its cost estimates on other presses by $1,600,000.



    By the third quarter of 1998, the first Ford press was assembled and was in the final test phase. In the testing process, the electronic controls furnished by subcontractors proved to be incompatible, causing the press to physically crash on more than one occasion, resulting in extensive damage to the press and requiring replacement of many press components. The crashes caused a significant escalation in Verson's costs and resulted in a production bottleneck, delaying the work on the presses being manufactured behind it and requiring Verson to incur overtime and increase the amount of work subcontracted out rather than done in house. Verson ultimately delivered the first Ford press approximately one year after the original specified delivery date, and the second Ford press approximately four months after the original specified delivery date.



    Also during the third quarter of 1998, in view of its experiences on the two Ford presses, Verson significantly revised its cost estimates on all six of the three-slide presses (the Ford and GM orders), as well as on other presses. As a consequence, the Company announced the recognition of a pretax charge of approximately $16,000,000. Approximately $5,300,000 of this charge was subsequently recorded in 1997 as noted below. In the fourth quarter of 1998, events of the third quarter continued to have a significant negative impact on costs to complete projects. Given these ongoing circumstances and concern over further escalation of costs, Verson undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press in relation to revised delivery schedules, current estimated costs to complete the presses in production and available manufacturing capacity. Verson recorded additional changes to cost estimates of approximately $21,000,000 to reflect the recognition of estimated losses on certain orders in process and a revision of estimated costs on other orders. The Company restated its financial statements for 1997 and for the first three quarters of 1998. Reference is made to Note 13 of Notes to Consolidated Financial Statements.



    The Verson division's gross loss for 1998 for the six "three-slide" transfer presses under construction for Ford and General Motors totaled approximately
$14 million, including reserves for future losses of approximately $10 million. This more than offset gross profits of approximately $4 million on the remainder of the division's operations in 1998.



    The Company believes that the identifiable factors contributing to its failure to generate positive gross margins and instead to incur losses on the six "three-slide" transfer presses included, in particular, unanticipated subcontracting costs and increases in overhead costs.



    Verson's increased workload translated into the need for additional manufacturing, office and hourly personnel and to increases in recruitment costs and exempt and hourly wages along with related fringe benefits. The pressure to meet delivery schedules resulted in increased shop overtime and the new facility added higher depreciation costs. A prolonged computer system implementation and the lower productivity associated with recently hired employees altered the historical relationship between direct and indirect hours.



    The Company believes that the reduction in gross margins for its standard press business during 1998 was also attributable primarily to unanticipated subcontracting costs associated with the overload in the Verson factory and increases in overhead costs.



    Verson's backlog as of December 31, 1998, composed of revenues to be recorded in future years on orders received, included revenues of approximately
$          on orders for which estimated losses were recorded in 1998 and on which no gross margin is expected to be recognized in 1999 through 2001. Uncertainties associated with these contracts make it reasonably possible that additional losses could occur. The December 31, 1998 backlog for Verson also
included future revenue of approximately $          to be recorded principally
in 1999 for which Verson anticipates gross margins lower than levels prior to
1998. The remaining backlog at December 31, 1998 (approximately $          )
includes future press revenues as well as orders for parts and field services with anticipated pre-1998 historical gross margins.



    In view of the difficulties in estimating costs encountered by Verson in 1998, the Company has determined that on press orders where margin levels could not be reasonably estimated, the Company will not recognize any gross profit margin until the particular press in process reaches a point in production where the gross profit margin can be reasonably estimated. Reference is made to
Note 1 of Notes to Consolidated Financial Statements Revenue Recognition and Inventories. This method of accounting for gross margins on presses will be continued until such time as Verson is satisfied that its methods of estimating costs have been validated.



    The backlog of low margin and no margin work in process as of December 31, 1998, December 31, 1999 backlog will have a substantial negative effect on Verson's earnings in 1999 and, to a lesser extent, in 2000 and 2001. In addition, the deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results.



    Because of the difficulties Verson encountered in 1998, Verson has failed to meet delivery date requirements provided in several press orders. Verson reserved for penalties of approximately $1.2 million in 1998 as a result of delays in shipments. The Company may receive additional claims for significant penalty payments or damages in the remainder of 1999 and 2000. The Company has established an additional reserve of $750,000 for these potential claims. Reference is made to Note 10 of Notes to Consolidated Financial Statements. The Company's difficulties in completing orders during 1998 and 1999 could adversely affect its relationships with one or more of its customers and therefore could have a negative impact on the Company's ability to obtain future business from such customers. In particular, the Company experienced delays in completing presses for each of the three major auto manufacturers during 1998 and 1999. Together these customers accounted for approximately 26% of the Company's (52% of the Industrial Products Group) sales. The Company also experienced delays in completing many of its smaller presses. In addition, failure to complete the Joint Venture and the resulting financial strain that it would impose on the Company could further exacerbate problems with existing customers and make it more difficult to attract new customers. In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company recently entered into two amendments to purchase orders with General Motors. The aggregate sales price of the presses covered by these purchase orders exceeds $75 million.



    Under the terms of the first amendment, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Most of the components of the first press were shipped in the fall of 1999, approximately five months later than the specified delivery date. The components for the second press will be shipped in the near future, approximately six months later than the specified delivery date. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the components of the last press will not be shipped until the fourth quarter of 2000 and final payment will not be received until the first quarter of 2002, following completion of assembly and testing at the General Motors facility. The third press must be assembled and tested at Verson by the end of January, 2001, approximately nine months later than the specified delivery date. Upon fulfillment of certain conditions set forth in the first amendment, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two
(2) presses covered by this order. Among the conditions set forth in the first amendment was the requirement that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company and its lenders recently amended the Second Amended and Restated Credit Agreement to extend the maturity date of this agreement to the earlier of the termination of the purchase agreement or March 7, 2000. The Company and General Motors also recently entered into a second amendment to their purchase order to reflect the change in the projected closing date of the sale of the Agricultural Products Group. The amendment requires the Company to complete the sale and establish a commitment for sufficient working capital by February 29, 2000. The Company has requested that General Motors extend that date to at least March 7, 2000.



    In addition, the Company also has had discussions with some of its suppliers who have expressed concern that the Company's financial condition has caused increasingly slower payment on invoices. To date, the Company has been able to convince its major suppliers to continue to supply the Company with the raw materials necessary for the Company to fulfill its press orders, but there can be no assurance that such deliveries will continue if the Company is unable to timely pay its suppliers.



RESTATEMENT OF PRIOR PERIOD FINANCIALS



    Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996 and 1997 was incorrect. Compensation expense for certain stock option exercises during 1996 and 1997 should have been recognized for cashless stock option exercises and treasury stock transactions involving non-mature stock option shares acquired by the Company. Compensation expense which was not recognized in previously issued financial statements is now reflected in the accompanying restated financial statements. The periods restated were the only periods where material exercises occurred that gave rise to the restatement.



    As described in the Overview section above, the Company also determined that gross profit margins at the Verson division of the Industrial Products Group required restatement in 1997. During December 1998 through March 1999, Verson undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press in production during 1998. In connection with that review, Verson's auditors advised corporate management that because information regarding increased February 1998 cost estimates with respect to the two Ford jobs was available to Verson Division personnel prior to the release of the Company's Form 10-K for 1997 (but after the public release of the Company's earnings for 1997), that under these circumstances the effect of the increased cost estimates of the Ford jobs should have been reflected in the Company's 1997 financial statements. Since the cost estimates on the Ford jobs were revised in February 1998 following the release of the Company's earnings for 1997, management mistakenly believed that the revised cost estimates on those jobs should be reflected in the financial statements issued subsequent to the revisions using the reallocation method. As interpreted by management, the accounting rules permitted the use of the reallocation method of accounting for these changes in estimates. Consequently, the Company prorated the increase in costs for the Ford jobs over the remaining months of production for each job. The information regarding the increased cost estimates was not excluded from the Company's periodic remaining cost estimation. As noted above, the Company was subsequently informed by its auditors that the reallocation method was not generally accepted and that the Company should have used the cumulative catch-up method, which immediately recognizes these changes in estimates, rather than the reallocation method. The effect of the change to the cumulative catch-up method was included in the restated 1997 financial statements as well as in the restated quarterly results for 1998. Reference is made to Note 1 of Notes to Consolidated Financial Statements for a reconciliation of the amounts previously reported to the amounts currently being reported in the consolidated statements of income (loss) for the years ended December 31, 1997 and 1996. Reference is also made to Note 13 of Notes to Consolidated Financial Statements regarding the reconciliation of amounts previously reported to the amounts currently being reported in the quarterly consolidated statements of income (loss) for the years ended December 31, 1998 and 1997.



    It was further determined that the Company should have accrued for product liability claims incurred but not reported prior to 1996. The product liability adjustment ($1,040,000 net of tax) had no impact on operating results reported on within this report, had no impact on the appropriateness of the revenue recognition associated with related sales and is reflected as an adjustment to retained earnings at December 31, 1995. The products to which the claims primarily relate are products currently manufactured by the Company's Agricultural Products Group and products related to discontinued operations for which the Company contractually retained certain product liability claims, generally claims arising prior to sale of the related business. To reasonably estimate the liability for such claims, the Company historically used estimates provided by legal counsel based on existing claims experience in all years, and in 1998 also obtained actuarial information which was based on the Company's historical claim experience to estimate incurred but not reported claims for the period December 31, 1995 to December 31, 1998. The results of such analysis supported the Company's accrual estimates for periods subsequent to December 31, 1995.


OPERATING RESULTS


    Reference is made to Note 11 of Notes to Consolidated Financial Statements regarding the disclosure of segmental information with respect to the Company's operations. The Company's operations consist of two business segments, the Agricultural Products Group and the Industrial Products Group. The Agricultural Products Group consists of the Company's Bush Hog division (including products manufactured by Universal Turf which was acquired in 1998) and the recently acquired Great Bend division. As described in Part I, Item 2 above, the Company has entered into an agreement to sell 80.1% of the Agricultural Products Group. Since the sale of the Company's Coz division in 1997, the Industrial Products Group consists of the Company's Verson, Precision Press Industries (PPI) and Verson Pressentechnik operations. PPI was established in the fourth quarter of 1997 and is engaged in the fabrication of large components for the Verson division. In October 1998, the Company's Verson division formed a joint venture with Theodor Grabener GmbH & Co. KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany.


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

    Within the Industrial Products Group, sales decreased in 1998 to $137,020,000 compared to net sales of $151,091,000 reported in 1997. The entire decrease was related to the loss of revenue from the Coz division which was sold in the early part of the fourth quarter of 1997. Revenue and profits are recognized on a percentage of completion basis at the Verson division. Loss before taxes for the Industrial Products Group was $23,129,000 in 1998 compared to income before taxes of $16,584,000 in 1997. Operating results in 1998 and 1997 were favorably affected by the Company's recovery of a claim associated with prior periods of $5,000,000 in 1998 and $2,500,000 in 1997.



    Selling and administrative expenses increased approximately $3,700,000 within the Industrial Products Group in 1998 due to staff expansions in these areas at the Verson division. During 1997, Verson established an international sales and marketing department, resulting in increased salaries and travel costs.


    Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses decreased due to a reduction in staffing levels, the subleasing of a portion of the Corporate Office during 1998 and decreased compensation expense related to stock option exercises--see Note 11 of Notes to Consolidated Financial Statements. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1998 and 1997.

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

    At the Industrial Products Group, net sales decreased to $151,091,000 in 1997 compared to net sales of $166,059,000 reported in 1996. The decrease in net sales was associated with the effects of the disposition of the Coz division in the fourth quarter of 1997 and lower revenue recognized on press production at the Verson division due to the mix of products in process during each respective year. Revenue and profits are recognized on a percentage of completion basis for press production at the Verson division. During the first quarter of 1997, production was completed on the last press of an order for three "A" size transfer presses for Chrysler. The first two presses related to this order were produced and shipped in 1996. Production in 1997 reflected a smaller portion of production against this order and a larger portion of production related to smaller presses with lower margins. Production was also affected in 1997 by a four week strike in the middle of the year. Production continued on a limited basis during the strike through the use of supervisory employees. Gross profits and gross profit margins decreased within the Industrial Products Group in 1997 compared to 1996. The decrease in gross profits and gross profit margins was primarily associated with decreased facility utilization at the Verson division in 1997. Production hours decreased by 14% in 1997 due to the effects of the impact of outsourced production, a four week strike and the mix of products manufactured as noted above. Also impacting gross profits and margins were increased overtime costs necessary to meet delivery schedules following the strike and costs associated with a program undertaken to identify improvements in the manufacturing process. These cost increases were offset in part by the recovery of a claim associated with prior periods of $2,500,000 and lower warranty costs. Selling and administrative expenses increased within the Industrial Products Group in 1997. These increases included the effect of the establishment of an international sales and marketing department at the Verson division during 1997 resulting in personnel and travel cost additions. Administrative staffing levels were also increased at this operation during 1997. These increases were partially offset by the effect of the sale of the Coz division as noted above.


    Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses decreased due to a reduction in compensation expenses related to stock option exercises--see Note 11 of Notes to Consolidated Financial Statements. Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1997 and 1996.

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

FINANCIAL CONDITION
  1998


    Working capital at December 31, 1998 was $(14,955,000) and the current ratio was .92 to 1.00. Net accounts receivable increased by $14,098,000 since the end of 1997. Approximately two-thirds of this increase was related to the Agricultural Products Group. Receivable levels within this group have been impacted by the overall downturn in the agricultural economy in the United States brought about by lower commodity prices, excess grain inventory levels and decreased exports of grain, particularly to the far eastern countries. These economic factors have led to decreased agricultural equipment sales by dealers and, in turn increased dealer receivable levels. Other factors leading to increased receivables within the Agricultural Products Group include record sales to dealers by the Bush Hog division and the effect of the acquisitions of the Great Bend and Universal Turf operations during 1998. The Company acquired these operations for $10,953,000 in cash and the assumption of $1,369,000 of liabilities. These acquisitions were funded through increased borrowings under the Company's existing bank credit agreement. The remainder of the net receivable increase was associated with the Industrial Products Group where a large press order was shipped in the last quarter of 1998. Net inventory levels increased by $23,421,000 during 1998. Approximately 30% of this increase was related to the Agricultural Products Group. Cutter sales at the Bush Hog division decreased in the last half of 1998 beyond production expectations resulting in increased inventory levels. The previously mentioned acquisitions in 1998 also contributed to the group's inventory level increase. Within the Industrial Products Group, inventory levels also increased as a large number of presses were in production at the end of 1998.


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

    Net borrowings under the Amended and Restated Credit Agreement increased by $68,900,000 since the end of 1997. These borrowings were used to finance working capital needs and fixed asset additions as described above, the acquisitions of the Great Bend and Universal Turf operations and the purchase of approximately 145,000 treasury shares during 1998. During 1998, the Company completed the purchase of treasury shares under a plan announced in 1996 to purchase 2,250,000 shares of common stock. During the third quarter of 1998, the Company announced the authorization to purchase an additional 500,000 shares, of which approximately 74,000 shares have been purchased through the end of 1998. Subsequent to the end of 1998, the Company entered into a Second Amended and Restated Credit Agreement and a subsequent amendment thereto--see Note 5 of Notes to Consolidated Financial Statements--replacing the then current Amended and Restated Credit Agreement. Under the terms of the new agreement, the purchase of additional shares of the Company's common stock is not permitted.

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


    Within the Agricultural Products Group, cash collections associated with machine sales generally occur upon the retail sale of the product by the dealer. The retail season for most farm equipment begins in March/ April and, depending upon the product, ends in September/October. Due to capacity and shipping constraints, the Company cannot build and ship $130 million of products during this time frame. To manage these constraints, the Company levels out its factory production schedule and offers dealers extended payment terms with cash discount incentives for their orders, to benefit both the Company and the dealers. The extended payment terms are offered in the form of floor plan financing which is customary within the industry. The dealer cash discount provides the dealer with an incentive to sell the equipment as early as possible or pay for the equipment early in the floor plan financing period in order to take advantage of the cash discount. The Company retains a security interest in the inventory held by dealers. This approach to managing the capacity and shipping constraints reduces the Company's inventory carrying costs, as it requires less warehouse space. As a result, the Agricultural Products Group typically experiences a build up of receivables and inventory beginning in the fourth quarter through the first quarter. This seasonal fluctuation is typical in the agricultural equipment business. The Company does, however, try to reduce the seasonality where it can. For instance, the Company has expanded its loader business, which is less seasonal, through the acquisition of Great Bend and the development of new loader products. The Company also has made capital equipment expenditures to reduce manufacturing lead times and coordinated production plans with its vendors, thus allowing both the Company and its vendors to react more quickly. Net farm cash income decreased in 1998 as prices for major crops (corn, wheat, soybeans) decreased. This condition was brought about by strong crop yields in the Midwest and a significant reduction in commodity exports to the Far East. Livestock (cattle and hogs) prices also decreased during 1998. Extreme weather conditions (flooding in California, severe drought in Texas and Oklahoma and moderate drought conditions in the South) also resulted in lower crop yields and loss of income to farmers during 1998. The Company expects farm income to continue to decline in 1999 despite a recently enacted emergency government aid package and anticipates that retail demand for agricultural equipment will decline in 1999. The Company anticipates that the Agricultural Products Group's financial results for 1999 will be adversely affected by decreased production of certain product lines associated with the lower level of demand. These decreases may be partially offset by expansions within the loader product line and improved sales in the turf and landscape product lines associated with new products developed in 1998.


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


    Reference is made to Note 10 of Note to Consolidated Financial Statements for a current discussion of outstanding environmental and legal issues and other contingent liabilities. To the extent that any of these claims are not covered by insurance or are ultimately resolved for amounts in excess of the Company's applicable insurance coverage, it could have a significant negative impact on the Company's cash flow and its ability to finance its operations.



    Subsequent to the end of 1998, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Reference is made to
Note 5 of Notes to Consolidated Financial Statements for a description of the major terms of this agreement. The loan agreement as amended obligates the Company to repay all outstanding borrowings on expiration of the agreement on February 28, 2000 (subsequently extended to March 7, 2000). Before that date the Company must either negotiate an extension of the loan with its current lenders, refinance the loan with other lenders or develop other sources of liquidity to repay the loan. The Company's ability to achieve any of these three options may depend upon the results of its operations during 1999.


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

MARKET RISK


    The Company's market risk is the exposure to adverse changes in interest rates. From time to time, the Company enters into interest rate swap agreements as a vehicle to manage its exposure related to the ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. At December 31, 1998, the Company's total debt outstanding (revolving credit agreement and capitalized leases) totaled $122,225,000. Capitalized lease debt ($2,925,000) is represented by fixed rate financing and is not subject to market rate fluctuations. The remaining portion of the Company's debt at December 31, 1998 ($119,300,000) was subject to the terms of the Amended and Restated Credit Agreement that provides for interest rates at either a floating prime or fixed LIBOR rate, plus 1.5%. The base interest rates are periodically agreed to with the lender for fixed periods of 30 to 90 days. With the interest rate swap agreement entered into during 1998, the Company effectively capped increases in LIBOR base interest rates at 7.49% on $50,000,000 of its outstanding borrowings under the Credit Agreement through May 2001. The swap fair market value at December 31, 1998 was a negative $1,100,000. The remaining balance of the Credit Agreement debt outstanding at December 31, 1998 of $69,300,000 was not covered by the swap agreement and approximates fair market value. A hypothetical immediate 10% increase in interest rates would adversely affect 1999 earnings and cash flows by approximately $485,000 based on the composition of debt levels at December 31, 1998.



    The interest rate swap was terminated subsequent to the end of the second quarter of 1999 at no cost to the Company.



    The Company may enter into interest rate swap agreements from time to time in the future to the extent management determines such agreements are an appropriate vehicle to manage interest rate market risk.


IMPACT FROM NOT YET EFFECTIVE RULES

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133--Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this statement on its financial reporting.

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

    1.  Identifying items that are not year 2000 compliant.

    2. Assigning priorities to identified items, including the assessment of items material to the operations of the Company.

    3. Repairing or replacing material items determined not to be year 2000 compliant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), shareholders' investment and cash flows listed in the index appearing under Part IV of Form 10-K (Item 14(a)1), present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 (1997 and prior as restated--see Note 1), in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Part IV of Form 10-K (Item 14(a)2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the consolidated financial statements, Allied Products Corporation has restated previously issued consolidated financial statements to change its accounting for certain stock option exercises, revisions to contract cost estimates impacting the percentage of completion gross profit margin computation and unreported product liability claims.

                                          [SIGNATURE]

                                          PricewaterhouseCoopers LLP

Chicago, Illinois

April 15, 1999

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1998            1997            1996
                                                  -------------   -------------   -------------
Net sales.......................................  $ 273,834,000   $270,562,000    $274,414,000
Cost of products sold...........................    250,169,000    210,033,000     209,118,000
                                                  -------------   ------------    ------------
  Gross profit..................................  $  23,665,000   $ 60,529,000    $ 65,296,000
                                                  -------------   ------------    ------------
Other costs and expenses:
  Selling and administrative expenses...........  $  38,145,000   $ 35,499,000    $ 37,885,000
  Interest expense..............................      6,201,000      3,306,000       1,557,000
  Other (income) expense, net...................        962,000     (3,111,000)        631,000
                                                  -------------   ------------    ------------
                                                  $  45,308,000   $ 35,694,000    $ 40,073,000
                                                  -------------   ------------    ------------
Income (loss) before taxes......................  $ (21,643,000)  $ 24,835,000    $ 25,223,000
Provision (benefit) for income taxes:
  Current.......................................        109,000      1,195,000         921,000
  Deferred......................................     (7,639,000)     7,994,000       8,213,000
                                                  -------------   ------------    ------------
Net income (loss)...............................  $ (14,113,000)  $ 15,646,000    $ 16,089,000
                                                  =============   ============    ============
Earnings (loss) per common share:
  Basic.........................................     $(1.19)         $1.29           $1.19
                                                     ------           ----            ----
                                                     ------          -----           -----
  Diluted.......................................     $(1.19)         $1.27           $1.17
                                                     ------           ----            ----
                                                     ------          -----           -----
Weighted average shares outstanding:
  Basic.........................................     11,895,000     12,107,000      13,505,000
                                                  =============   ============    ============
  Diluted.......................................     11,895,000     12,353,000      13,718,000
                                                  =============   ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
Current Assets:
  Cash and cash equivalents.................................  $    727,000    $    609,000
                                                              ------------    ------------
  Notes and accounts receivable, less allowances of
    $519,000 and $531,000, respectively.....................  $ 68,827,000    $ 54,729,000
                                                              ------------    ------------
  Inventories:
    Raw materials...........................................  $ 11,529,000    $  6,193,000
    Work in process.........................................    68,296,000      52,811,000
    Finished goods..........................................    17,019,000      14,419,000
                                                              ------------    ------------
                                                              $ 96,844,000    $ 73,423,000
                                                              ------------    ------------
  Deferred tax asset........................................  $ 15,060,000    $ 12,773,000
                                                              ------------    ------------
  Prepaid expenses..........................................  $    406,000    $    415,000
                                                              ------------    ------------
      Total current assets..................................  $181,864,000    $141,949,000
                                                              ------------    ------------
Plant and Equipment, at cost:
  Land......................................................  $  2,430,000    $  2,243,000
  Buildings and improvements................................    57,022,000      40,750,000
  Machinery and equipment...................................    69,196,000      51,339,000
                                                              ------------    ------------
                                                              $128,648,000    $ 94,332,000
  Less--Accumulated depreciation and amortization...........    48,181,000      48,811,000
                                                              ------------    ------------
                                                              $ 80,467,000    $ 45,521,000
                                                              ------------    ------------
Other Assets:
  Deferred tax asset........................................  $  4,165,000    $  4,631,000
  Deferred charges (goodwill), net of amortization..........     6,154,000       1,491,000
  Other.....................................................     3,154,000       1,472,000
                                                              ------------    ------------
                                                              $ 13,473,000    $  7,594,000
                                                              ------------    ------------
                                                              $275,804,000    $195,064,000
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
Current Liabilities:
  Revolving credit agreement................................  $119,300,000    $  50,400,000
  Current portion of long-term debt.........................       627,000          268,000
  Accounts payable..........................................    52,634,000       19,923,000
  Accrued expenses..........................................    24,258,000       25,145,000
                                                              ------------    -------------
      Total current liabilities.............................  $196,819,000    $  95,736,000
                                                              ------------    -------------
Long-term debt, less current portion shown above............  $  2,298,000    $     670,000
                                                              ------------    -------------
Other long-term liabilities.................................  $  4,957,000    $  10,105,000
                                                              ------------    -------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Undesignated--authorized 1,500,000 shares at
      December 31, 1998 and 1997; none issued...............  $    --         $    --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued 14,047,249 shares at
    December 31, 1998 and 1997..............................       140,000          140,000
  Additional paid-in capital................................    98,377,000       98,518,000
  Retained earnings.........................................    16,131,000       32,148,000
                                                              ------------    -------------
                                                              $114,648,000    $ 130,806,000
  Less: Treasury stock, at cost: 2,228,640 and 2,144,263
    shares at December 31, 1998 and 1997, respectively......   (42,918,000)     (42,253,000)
                                                              ------------    -------------
      Total shareholders' investment........................  $ 71,730,000    $  88,553,000
                                                              ------------    -------------
                                                              $275,804,000    $ 195,064,000
                                                              ============    =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1998            1997            1996
                                                  -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net income (loss).............................  $(14,113,000)   $ 15,646,000    $ 16,089,000
  Adjustments to reconcile net income (loss) to
   net cash provided from (used for) operating
   activities:
    Gains on sales of operating and nonoperating
     assets.....................................    (1,936,000)     (1,662,000)       (106,000)
    Depreciation and amortization...............     6,096,000       5,026,000       5,075,000
    Amortization of deferred charges............       356,000         177,000         177,000
    Deferred income tax provision (benefit).....    (7,639,000)      7,994,000       7,964,000
    Provision for inventory valuation...........     8,813,000         --              --
    Stock option compensation...................     1,119,000       1,375,000       4,485,000
    Changes in noncash assets and liabilities,
     net of effects of assets/businesses
     acquired or sold and noncash transactions:
      (Increase) in accounts receivable.........   (11,577,000)     (5,976,000)     (8,835,000)
      (Increase) in inventories.................   (29,395,000)    (20,615,000)     (4,384,000)
      (Increase) decrease in prepaid expenses...        27,000        (294,000)        132,000
      Increase (decrease) in accounts payable
       and accrued expenses.....................    30,635,000      (3,230,000)     (6,621,000)
    Other, net..................................      (975,000)       (456,000)        478,000
                                                  ------------    ------------    ------------
  Net cash provided from (used for) operating
   activities...................................  $(18,589,000)   $ (2,015,000)   $ 14,454,000
                                                  ------------    ------------    ------------
Cash Flows from Investing Activities:
  Additions to plant and equipment..............  $(38,837,000)   $(15,334,000)   $ (4,684,000)
  Payment for businesses acquired, net of cash
   acquired.....................................   (10,953,000)        --              --
  Proceeds from sales of plant and equipment....     3,426,000         504,000         207,000
  Proceeds from sales of assets/businesses......       --           14,737,000         --
                                                  ------------    ------------    ------------
  Net cash used for investing activities........  $(46,364,000)   $    (93,000)   $ (4,477,000)
                                                  ------------    ------------    ------------
Cash Flows from Financing Activities:
  Borrowings under revolving credit
    agreements..................................  $186,000,000    $122,000,000    $119,650,000
  Payments under revolving credit agreements....  (117,100,000)    (98,600,000)   (103,850,000)
  Payments of short and long-term debt..........      (392,000)       (270,000)       (696,000)
  Common stock issued...........................       --              --            1,501,000
  Purchases of treasury stock...................    (1,624,000)    (21,572,000)    (25,993,000)
  Dividends paid................................    (1,904,000)     (1,770,000)     (1,808,000)
  Stock option transactions.....................        91,000       2,096,000       1,308,000
                                                  ------------    ------------    ------------
  Net cash provided from (used for) financing
   activities...................................  $ 65,071,000    $  1,884,000    $ (9,888,000)
                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash
 equivalents....................................  $    118,000    $   (224,000)   $     89,000
Cash and cash equivalents at beginning of
 year...........................................       609,000         833,000         744,000
                                                  ------------    ------------    ------------
Cash and cash equivalents at end of year........  $    727,000    $    609,000    $    833,000
                                                  ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1998         1997         1996
                                                        ----------   ----------   ----------
Supplemental Information:
 (A)  Noncash investing and financing activities:
  1.  Assets acquired through the assumption of
        debt..........................................  $1,559,000   $  526,000   $  442,000
                                                        ==========   ==========   ==========
  2.  Treasury shares received in lieu of cash for
        stock option exercise.........................  $   --       $   --       $   86,000
                                                        ==========   ==========   ==========
  3.  Treasury shares issued for non cash exercise of
        stock options.................................  $   --       $   --       $  773,000
                                                        ==========   ==========   ==========
 (B)  Interest paid during year.......................  $6,033,000   $3,225,000   $1,636,000
                                                        ==========   ==========   ==========
 (C)  Income/franchise taxes paid during year, net of
        refunds.......................................  $1,072,000   $1,313,000   $1,291,000
                                                        ==========   ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                           COMMON AND TREASURY STOCK

                                                                  COMMON          TREASURY
                                                              ($.01 PAR VALUE      STOCK,
                                                                PER SHARE)         AT COST
                                                              ---------------   -------------
Balance at December 31, 1995................................     $ 91,000       $    --
  Issuance of 226,500 common shares in connection with the
   exercises of stock options...............................        3,000            --
  Purchase of 1,016,309 common shares for treasury
   purposes.................................................      --              (26,079,000)
  Treasury shares issued (111,238) in connection with the
   exercises of stock options...............................      --                2,540,000
                                                                 --------       -------------
Balance at December 31, 1996................................     $ 94,000       $ (23,539,000)
  Issuance of 4,682,405 common shares in connection with a
   three-for-two stock split................................       46,000            --
  Purchase of 974,930 common shares for treasury purposes...      --              (21,572,000)
  Treasury shares issued (188,273) in connection with the
   exercises of stock options...............................      --                2,858,000
                                                                 --------       -------------
Balance at December 31, 1997................................     $140,000       $ (42,253,000)
  Purchase of 144,943 common shares for treasury purposes...      --               (1,624,000)
  Treasury shares issued (60,566) in connection with the
   exercises of stock options...............................      --                  959,000
                                                                 --------       -------------
Balance at December 31, 1998................................     $140,000       $ (42,918,000)
                                                                 ========       =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS

                                                              ADDITIONAL      RETAINED
                                                                PAID-IN       EARNINGS
                                                                CAPITAL      (DEFICIT)
                                                              -----------   ------------
Balance at December 31, 1995, as previously reported........  $93,143,000   $  5,031,000
  Restatement for the cumulative effect on prior years
   related to product liability reserves, net of tax........      --          (1,040,000)
                                                              -----------   ------------
Balance at December 31, 1995, as restated...................  $93,143,000   $  3,991,000
  Net income for the year...................................      --          16,089,000
  Common dividends declared and paid--$.133 per share.......      --          (1,808,000)
  Issuance of 226,500 common shares in connection with the
   exercises of stock options...............................    4,912,000        --
  Treasury shares issued in connection with the exercises of
   stock options............................................     (597,000)       --
  Tax benefit associated with stock option exercises........      128,000        --
                                                              -----------   ------------
Balance at December 31, 1996................................  $97,586,000   $ 18,272,000
  Net income for the year...................................      --          15,646,000
  Common dividends declared and paid--$.147 per share.......      --          (1,770,000)
  Issuance of 4,682,405 common shares in connection with a
   three-for-two stock split................................      (46,000)       --
  Treasury shares issued in connection with the exercises of
   stock options............................................      613,000        --
  Tax benefit associated with stock option exercises........      365,000        --
                                                              -----------   ------------
Balance at December 31, 1997................................  $98,518,000   $ 32,148,000
  Net loss for the year.....................................      --         (14,113,000)
  Common dividends declared and paid--$.16 per share........      --          (1,904,000)
  Treasury shares issued in connection with the exercises of
   stock options............................................     (141,000)       --
                                                              -----------   ------------
Balance at December 31, 1998................................  $98,377,000   $ 16,131,000
                                                              ===========   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS--


    Subsequent to the end of 1998, the Company determined that the accounting for certain stock option exercise transactions during 1996 and 1997 was incorrect. Compensation expense for certain stock option exercises during 1996 and 1997 should have been recognized for cashless stock option exercises and treasury stock transactions involving non-mature stock option shares acquired by the Company. Compensation expense which was not recognized in previously issued financial statements is now reflected in the accompanying restated financial statements. Periods restated were the only periods where material exercises occurred of the type that gave rise to the restatement.



    The Company also determined that the percentage of completion gross profit margins on contracts at the Verson division of the Industrial Products Group required restatement in 1997 and interim periods in 1998 (See Note 13). Certain significant contract cost estimate revisions should have been recognized at December 31, 1997. During December 1998 through March 1999, Verson undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press in production during 1998. In connection with that review, Verson's auditors advised corporate management that because information regarding increased February 1998 cost estimates with respect to the two Ford jobs was available to Verson Division personnel prior to the release of the Company's Form 10-K for 1997 (but after the public release of the Company's earnings for 1997), that under these circumstances the effect of the increased cost estimates of the Ford jobs should have been reflected in the Company's 1997 financial statements. Additionally, revisions in contract cost estimates impacting the percentage of completion gross profit margin computation were computed using the reallocation method, which allocates the revisions in the contract cost estimates over the remaining life of the contract, rather than the cumulative catch-up method, which immediately recognizes these changes in estimates.


    The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of income (loss) for the years ended December 31, 1997 and 1996:


                                                                              EARNINGS        EARNINGS
                                 INCOME          TAX                         (LOSS) PER      (LOSS) PER
                                 BEFORE       PROVISION        NET             COMMON          COMMON
                                  TAXES       (BENEFIT)      INCOME         SHARE--BASIC   SHARE--DILUTED
                               -----------   -----------   -----------      ------------   --------------
1997
  As previously reported.....  $31,489,000   $11,518,000   $19,971,000         $1.65           $1.62
  Restatement associated with
   Verson gross profit
   margin....................    5,279,000)   (1,848,000)   (3,431,000)(1)      (.28)           (.28)
  Restatement associated with
   stock option
   compensation..............   (1,375,000)     (481,000)     (894,000)         (.08)           (.07)
                               -----------   -----------   -----------         -----           -----
  As restated................  $24,835,000   $ 9,189,000   $15,646,000         $1.29           $1.27
                               ===========   ===========   ===========         =====           =====
1996
  As previously reported.....  $29,708,000   $10,704,000   $19,004,000         $1.41           $1.39
  Restatement associated with
   stock option
   compensation..............    4,485,000)   (1,570,000)   (2,915,000)         (.22)           (.22)
                               -----------   -----------   -----------         -----           -----
  As restated................  $25,223,000   $ 9,134,000   $16,089,000         $1.19           $1.17
                               ===========   ===========   ===========         =====           =====



(1) Amount attributable to changing from the reallocation method to the cumulative catch-up method was ($1,018). For quarterly amounts in 1997 and 1998, see Note 13.



    It was further determined that the Company should have accrued, prior to 1996, for product liability claims incurred but not reported. This adjustment ($1,600,000 less a tax benefit of $560,000)

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES had no impact on the operating results reported on for the years ended
December 31, 1998, 1997 and 1996 and is reflected as an adjustment to retained earnings at December 31, 1995. The products to which the claims primarily relate are products currently manufactured by the Company's Agricultural Products Group and products related to discontinued operations for which the Company contractually retained certain product liability claims, generally claims arising prior to sale of the related business. To reasonably estimate the liability of such claims, the Company historically used estimates provided by legal counsel based on existing claims experience in all years, and in 1998 also obtained actuarial information which was based on the Company's historical claim experience to estimate incurred but not reported claims for the period
December 31, 1995 to December 31, 1998. The results of such analysis supported the Company's accrual estimates for periods subsequent to December 31, 1995. The impact of the restatement associated with Verson's gross profit margins in 1997 was offset in the current year by a like amount resulting in a restatement of operating results for the first three quarters of 1998--see Note 13. Operating results for the first quarter of 1998 were also restated for compensation expense not previously recognized in connection with certain stock option exercises during this period--see Note 13.


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

  REVENUE RECOGNITION--

    Sales by the Agricultural Products Group are recorded when products are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale.


    Revenue and costs related to press manufacturing within the Industrial Products Group are recognized on the percentage of completion method. Prior to 1997, the Company's basis for measuring progress on contracts was based primarily on internal labor hours. At the time, labor hours of Company employees was considered a reasonable indicator of the progress on the contract. In late 1996, because of a significant increase in the Company's backlog, significantly more subcontracting was starting to be initiated on each project. In the first quarter of 1997, it was concluded that using

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

Verson labor hours as a basis for measuring progress was not consistent with how business was being done. The Company concluded that it was more appropriate to use a production milestone approach by individual press in the first quarter of 1997. This approach to measuring progress focused on engineering, manufacturing and final check-out as the key measures on individual presses manufactured under one contract. At the beginning of each job, cost and revenue estimates were made for both engineering and manufacturing work. Estimates were also made on the amount of time the engineering and manufacturing work would take to complete.



    Under this contract milestone approach, the key progress measures were based on the estimated timeframe associated with the engineering and production process of each individual press. The determination of progress was based upon the months of engineering or production incurred, compared to total engineering or production scheduled for each individual press.



    Verson personnel monitored progress on individual presses on an ongoing basis. Such monitoring would result in changes based upon changes in the estimated time to complete engineering and manufacturing work.



    In the fourth quarter of 1998, the Company undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press and recorded additional changes to cost estimates of approximately $21 million. The Company determined that, in an environment where there were significant production delays, sub-contract delays, internal space constraints, cost overruns and inefficiencies, reassessment of the appropriateness of measuring progress based on contract milestones was required. Commencing in the fourth quarter of 1998, the Company discontinued using contact milestones to measure contract progress and began measuring progress on contracts based on the percentage that incurred costs to date bear to the total estimated costs after giving effect to the most recent estimates of total costs. The cumulative impact of revisions in total cost estimates during the manufacturing process is reflected in the period in which the changes become known. On press orders where margin levels cannot be reasonably estimated, the Company does not recognize any gross profit margin until the particular press in process reaches a point in production where the gross profit margin can be reasonably estimated. Margins are then recognized over the remaining period of production. Certain press orders contain penalties for late delivery. Such penalties are considered part of the cost of the press when late delivery of the press appears probable. Losses expected to be incurred on jobs in process are charged to income as soon as such losses are known. The Company has recorded contract losses of $12,079,000 (including reserves of $8,813,000 for estimated future losses expected to be incurred on jobs in process) associated with several jobs in process having a total sales value of $104,734,000 at December 31, 1998. While these contracts contain no penalty provision for late delivery, other uncertainties associated with these contacts make it reasonably possible that additional losses could occur in the near term -- see Note 10.


  ACCOUNTS RECEIVABLE--

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

    Included in work in process inventory are accumulated costs ($70,400,000 at December 31, 1998 and $47,256,000 at December 31, 1997) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES costs incurred plus a measure of estimated profit ($695,000 at December 31, 1998 and $13,883,000 at December 31, 1997) recognized in relation to the sales recorded, less customer payments ($25,902,000 at December 31, 1998 and $7,357,000 at December 31, 1997) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

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

  STOCK SPLIT--

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

  EARNINGS (LOSS) PER COMMON SHARE--

    During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128)--Earnings per Share. Basic earnings (loss) per common share is based on the average number of common shares outstanding--11,895,000, 12,107,000 and 13,505,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Diluted earnings (loss) per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options--246,000 and 213,000 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1998, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

  INCOME TAXES--

    Income taxes are accounted for under the asset and liability method in accordance with FASB SFAS 109--Accounting for Income Taxes. See Note 4.

  STATEMENT OF CASH FLOWS--

    For purposes of the Consolidated Statements of Cash Flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

  FINANCIAL INSTRUMENTS--

    The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

  RECENTLY ISSUED ACCOUNTING STANDARDS--

    In June 1998, the FASB issued SFAS 133--Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this statement on its financial reporting.

2.  ACCRUED EXPENSES:

    The Company's accrued expenses consist of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1998          1997
                                                                  -----------   -----------
    Salaries and wages..........................................  $ 6,573,000   $ 5,560,000
    Warranty....................................................    5,794,000     4,938,000
    Self insurance accruals.....................................    2,905,000     2,858,000
    Pensions, including retirees' health........................    4,644,000     6,439,000
    Taxes, other than income taxes..............................      888,000     1,158,000
    Environmental matters.......................................    1,225,000     1,810,000
    Other.......................................................    2,229,000     2,382,000
                                                                  -----------   -----------
                                                                  $24,258,000   $25,145,000
                                                                  ===========   ===========

3.  ACQUISITIONS AND DISPOSITIONS:

  ACQUISITIONS--

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

  DISPOSITIONS--

    During the fourth quarter of 1997, the Company sold for cash (approximately $14,700,000) substantially all of the assets of its Coz division. The purchaser also assumed certain specified liabilities associated with this division. The sale resulted in a pretax gain of approximately $1,530,000

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES and is included in Other (income) expense under the caption "Net gain on sales of operating and non-operating assets"--see Note 12.

    At the end of 1993, the Company sold for cash substantially all of the assets and liabilities of the White-New Idea Farm Equipment division. In connection with this sale, the purchaser was required to purchase the real estate located in Coldwater, Ohio upon the issuance of a covenant not to sue and related no further action letter by the Ohio Environmental Protection Agency. The Company completed the necessary environmental remediation during 1997 and, in 1998, the purchaser acquired the real estate for cash resulting in a gain of approximately $1,947,000, which is included in Other (income) expense under the caption "Net gain on sales of operating and non-operating assets"--see Note 12.

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

4.  INCOME TAXES:

    Provision (benefit) for income taxes in 1998, 1997 and 1996 consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------   ----------   ----------
    Federal--current..................................  $    --        $  617,000      688,000
    Federal--deferred.................................    (7,639,000)   7,994,000    8,213,000
    State--current....................................       109,000      578,000      233,000
                                                        ------------   ----------   ----------
    Total provision (benefit).........................  $ (7,530,000)  $9,189,000   $9,134,000
                                                        ============   ==========   ==========

    The provision (benefit) for income taxes in 1998, 1997 and 1996 differs from amounts computed by applying the statutory rate to pretax income as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------   ----------   ----------
    Income tax provision (benefit) at statutory
     rate.............................................  $ (7,575,000)  $8,692,000   $8,828,000
    Current net operating loss not benefitted.........     5,598,000       --           --
    State income tax, net of federal tax benefit......        71,000      376,000      151,000
    Permanent book over tax differences on acquired
     assets...........................................        62,000       62,000      104,000
    Reversal of deferred tax liability................    (5,639,000)      --           --
    Other, net........................................       (47,000)      59,000       51,000
                                                        ------------   ----------   ----------
    Total provision (benefit).........................  $ (7,530,000)  $9,189,000   $9,134,000
                                                        ============   ==========   ==========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The significant components of net deferred tax assets were as follows:

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    1998            1997
                                                                -------------   -------------
    Deferred tax assets:
      Net operating loss and tax credit carryforwards.........  $  52,052,000   $  52,845,000
      Self-insurance accruals.................................      2,507,000       2,424,000
      Inventories.............................................      4,635,000       2,421,000
      Receivables.............................................        172,000         417,000
      Sale/leaseback transaction..............................      1,557,000       1,557,000
      Employee benefits, including pensions...................      4,338,000       4,928,000
      Warranty................................................      2,096,000       1,803,000
      Sales allowances........................................      3,107,000       2,616,000
      Environmental matters...................................        447,000         658,000
      Other...................................................        366,000         580,000
                                                                -------------   -------------
      Net deferred tax asset before valuation allowance.......  $  71,277,000   $  70,249,000
      Valuation allowance.....................................    (52,052,000)    (52,845,000)
                                                                -------------   -------------
      Net deferred tax asset..................................  $  19,225,000   $  17,404,000
                                                                =============   =============

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

5.  FINANCIAL ARRANGEMENTS:

    The Company's debt consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
Capitalized lease obligations, at interest rates up to 12%
 (weighted average of 7.8% and 10.4% at December 31, 1998
 and 1997, respectively), due in varying amounts through
 2004 (Note 6)..............................................  $2,925,000   $938,000
Less current portion........................................     627,000    268,000
                                                              ----------   --------
                                                              $2,298,000   $670,000
                                                              ==========   ========

    Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1998 are due as follows:

2000........................................................  $  628,000
2001........................................................     448,000
2002........................................................     339,000
2003........................................................     321,000
2004........................................................     562,000
                                                              ----------
                                                              $2,298,000
                                                              ==========

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

    During 1998, the Company entered into an interest rate lock in anticipation of a private debt placement of up to $75,000,000. The Company anticipated that by entering into a private placement agreement, favorable fixed interest rates could be obtained on a long-term basis and that exposure to floating interest rates under the Amended and Restated Credit Agreement would be reduced. During the fourth quarter of 1998, the Company suspended efforts to secure financing through a private placement. Hedging losses of $3,005,000 were incurred in 1998 in the final settlement of the interest rate lock and are included in Other (income) expense under the caption "Treasury lock settlement"--see Note 12.


    During 1998, the Company entered into an interest rate swap agreement for a notional amount of $50,000,000, expiring May 2001. Under the terms of the swap agreement, the Company paid the counterparty a fixed rate of interest (5.99%) and received in return a floating rate based on LIBOR. This interest rate swap had the effect of turning $50,000,000 of the Company's floating rate debt under its credit agreement into a fixed rate obligation. At December 31, 1998, the fixed interest rate paid by the Company under the swap agreement exceeded the average borrowing rate under the Credit Agreement by .64%. This rate differential was recorded as interest expense on a monthly basis. The swap fair market value at December 31, 1998 was a negative $1,100,000. The Company's

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES weighted average interest rate, independent of the interest paid on the interest rate swap, was approximately 7% at December 31, 1998 (7.2% including the interest paid on the interest rate swap). Subsequent to the end of the second quarter of 1999, the interest rate swap was terminated at no cost to the Company.


    The weighted average interest rate on borrowings outstanding at December 31, 1998 and 1997 were 7.2% and 6.9%, respectively.

  SUBSEQUENT EVENT--

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

  CAPITAL LEASES--

    The Company leases various types of manufacturing, office and transportation equipment.

    Capital leases included in Machinery and equipment in the accompanying balance sheets are as follows:

                                                          DECEMBER 31,
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------
Capitalized cost...................................  $3,622,000   $2,490,000
Less--Accumulated amortization.....................   1,081,000    1,528,000
                                                     ----------   ----------
                                                     $2,541,000   $  962,000
                                                     ==========   ==========

    See Note 5 for information as to future debt payments relating to the above leases.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1998         1997         1996
                                         ----------   ----------   ----------
Minimum rentals........................  $1,215,000   $1,989,000   $1,943,000
Contingent rentals.....................      87,000       41,000       79,000
                                         ----------   ----------   ----------
                                         $1,302,000   $2,030,000   $2,022,000
                                         ==========   ==========   ==========

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

    At December 31, 1998, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                       NET
                                       MINIMUM                       MINIMUM
                                        ANNUAL        SUBLEASE       ANNUAL
                                        RENTAL         RENTAL        RENTAL
                                       PAYMENTS        INCOME       PAYMENTS
                                     ------------   ------------   -----------
Year ending December 31,
  1999.............................  $  1,376,000   $   (728,000)  $   648,000
  2000.............................     1,424,000       (794,000)      630,000
  2001.............................       594,000        (64,000)      530,000
  2002.............................       447,000        (67,000)      380,000
  2003.............................       403,000        (68,000)      335,000
  Later............................       123,000        (22,000)      101,000
                                     ------------   ------------   -----------
                                     $  4,367,000   $ (1,743,000)  $ 2,624,000
                                     ============   ============   ===========

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

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan (the 1990 plan) which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 1,436,252 shares (net of forfeitures) of the Company's Common Stock at prices between $1.00 and $19.00 per share. There are 347,025 options outstanding under this plan at December 31, 1998 and are included in the following table. At December 31, 1998, the Company has the capacity to issue an additional 63,748 stock incentives under the 1990 plan.

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

    Stock option transactions in 1998, 1997 and 1996 were as follows:

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                      1998                   1997                   1996
                              --------------------   --------------------   ---------------------
                                          WEIGHTED               WEIGHTED                WEIGHTED
                                          AVERAGE                AVERAGE                 AVERAGE
                                          EXERCISE               EXERCISE                EXERCISE
                               SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                              ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of
 year.......................    810,360    $13.89      931,758    $12.15     1,148,025    $ 7.71
  Granted...................    369,100      8.31      110,000     24.65       413,250     16.18
  Exercised.................   (111,520)    12.09     (188,273)    11.14      (627,018)     6.69
  Expired...................     --         --            (375)    16.09        --         --
  Forfeited.................     (8,000)    16.41      (42,750)    15.87        (2,499)     9.50
                              ---------    ------    ---------    ------    ----------    ------
Outstanding at end of
 year.......................  1,059,940    $12.11      810,360    $13.89       931,758    $12.15
                              =========    ======    =========    ======    ==========    ======
Options exercisable at end
 of year....................    610,340    $13.09      523,529    $10.93       474,509    $ 9.60
Weighted average fair value
 of options granted during
 the year...................  $    1.89              $    6.60              $     3.81

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
Risk free interest rate..................................     4.29%      6.10%      5.80%
Dividend yield...........................................     0.97%      0.70%      0.80%
Expected lives...........................................  4 years    4 years    4 years
Volatility...............................................    22.50%     23.00%     22.00%

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                              ----------------------------------   -------------------
                                           WEIGHTED
                                            AVERAGE     WEIGHTED              WEIGHTED
                                           REMAINING    AVERAGE               AVERAGE
                                          CONTRACTUAL   EXERCISE              EXERCISE
 RANGES OF EXERCISE PRICES     SHARES        LIFE        PRICE      SHARES     PRICE
 -------------------------    ---------   -----------   --------   --------   --------
         $1.75-3.84              30,525    3.0 years     $ 2.62     30,525     $ 2.62
        7.9375-12.92            606,850    8.0 years       8.31    252,750       8.83
        15.26-24.875            422,565    7.7 years      18.27    327,065      17.37
                              ---------                            -------
        $1.75-24.875          1,059,940    7.7 years     $12.11    610,340     $13.09
                              =========                            =======

    At December 31, 1998, the Company has four stock options plans, which are described above. The Company applied Accounting Principles Board (APB)
Opinion 25 and related interpretations in accounting for these plans. Compensation costs recognized in relation to certain stock option exercises discussed in Note 1 amounted to $1,119,000, $1,375,000 and $4,485,000 for the years ended December 31, 1998, 1997 and 1996, respectively. No compensation costs have been recognized for the years ended December 31, 1998, 1997 and 1996 in relation to the issuances of options in each of the respective years. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for options granted under these plans consistent with the method of SFAS 123--Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been revised to the pro forma amounts indicated below:

                                                                     YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                 1998          1997          1996
                                                             ------------   -----------   -----------
Net income (loss)                           As reported      $(14,113,000)  $15,646,000   $16,089,000
                                            Pro forma         (14,978,000)   15,135,000    15,666,000
Basic earnings (loss) per share             As reported      $      (1.19)  $      1.29   $      1.19
                                            Pro forma               (1.26)         1.25          1.16
Diluted earnings (loss) per share           As reported      $      (1.19)  $      1.27   $      1.17
                                            Pro forma               (1.26)         1.23          1.14

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

9.  RETIREMENT, PENSION AND POSTRETIREMENT HEALTH PLANS:

    In 1998, the Company adopted the revised disclosure requirements of SFAS 132--Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardized the disclosures of pensions and other postretirement benefits into a combined format, but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the 1998 disclosure format.

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

    The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the financial status as of December 31, 1998 and 1997:

                                                         DECEMBER 31,
                                                   -------------------------
                                                      1998          1997
                                                   -----------   -----------
Change in Benefit Obligation:
  Benefit obligation at beginning of year........  $38,606,000   $33,762,000
  Service cost...................................      718,000       758,000
  Interest cost..................................    2,684,000     2,717,000
  Amendments.....................................       56,000       --
  Actuarial losses...............................    2,227,000     3,797,000
  Benefits paid..................................   (3,690,000)   (2,428,000)
                                                   -----------   -----------
  Benefit obligation at end of year..............  $40,601,000   $38,606,000
                                                   ===========   ===========
Change in Plan Assets:
  Fair value of plan assets at beginning of
    year.........................................  $46,162,000   $41,270,000
  Actual return on plan assets...................   (6,849,000)    7,320,000
  Employer contributions.........................    1,145,000       --
  Benefits paid..................................   (3,690,000)   (2,428,000)
                                                   -----------   -----------
  Fair value of plan assets at end of year.......  $36,768,000   $46,162,000
                                                   ===========   ===========
Funded Status:
  Funded status at end of year...................  $(3,833,000)  $ 7,556,000
  Unrecognized transition obligation.............     (482,000)     (954,000)
  Unrecognized prior service cost................    1,927,000     2,147,000
  Adjustment for minimum liability...............      --           (289,000)
  Unrecognized net actuarial (loss)..............     (772,000)  (13,196,000)
                                                   -----------   -----------
  Accrued pension cost at end of year............  $(3,160,000)  $(4,736,000)
                                                   ===========   ===========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

    The following table provides the amounts recognized in the balance sheet as of December 31, 1998 and 1997:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Accrued benefit liability...................................  $ (3,299,000)  $ (5,026,000)
Intangible asset............................................       139,000        290,000
                                                              ------------   ------------
Accrued pension cost at end of year.........................  $ (3,160,000)  $ (4,736,000)
                                                              ============   ============

    Net periodic pension costs as they relate to defined benefit plans were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                 1998               1997               1996
                                              -----------   ---------------------   -----------
Service cost................................  $   718,000        $   758,000        $   658,000
Interest cost...............................    2,684,000          2,717,000          2,438,000
Expected return on plan assets..............   (2,938,000)        (2,678,000)        (2,274,000)
Amortization of transition obligation.......     (472,000)          (473,000)          (473,000)
Amortization of prior service costs.........      277,000            328,000            153,000
Amortization of actuarial (gain) loss.......     (409,000)          (327,000)           123,000
                                              -----------        -----------        -----------
Net periodic pension cost (income)..........  $  (140,000)       $   325,000        $   625,000
Curtailment loss............................      --                 210,000            --
                                              -----------        -----------        -----------
Net periodic pension cost (income) after
  curtailment...............................  $  (140,000)       $   535,000        $   625,000
                                              ===========        ===========        ===========

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

    Effective January 1, 1998, the Company instituted a supplemental contribution feature to the SMART plan described above. This discretionary noncontributory feature replaces the Target Benefit Plan and a defined contribution plan--see below. Currently, all employees eligible for the SMART plan receive an allocation which is based upon a percentage of the earnings of the employees. This supplemental contribution is allocated by the employee to the same investment alternatives as the SMART plan. The Company's total supplemental contribution amounted to $680,000 in 1998.

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The following table provides a reconciliation of the changes in the plans' benefit obligations over the two year period ending December 31, 1998 and a statement of the financial status as of December 31, 1998 and 1997:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $   799,000   $   767,000
  Service cost..............................................       55,000        50,000
  Interest cost.............................................       56,000        56,000
  Actuarial (gains) losses..................................       50,000        15,000
  Benefits paid.............................................      (96,000)      (89,000)
                                                              -----------   -----------
  Benefit obligation at end of year.........................  $   864,000   $   799,000
                                                              ===========   ===========
Funded Status:
  Funded status at end of year..............................  $  (864,000)  $  (799,000)
  Unrecognized prior service cost...........................       10,000        11,000
  Unrecognized net actuarial (loss).........................     (175,000)     (241,000)
                                                              -----------   -----------
  Accrued postretirement benefit cost at end of year........  $(1,029,000)  $(1,029,000)
                                                              ===========   ===========

    Net periodic postretirement benefit costs include the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   ---------
Service cost................................................  $ 55,000    $ 50,000   $ 50,000
Interest cost...............................................    56,000      56,000     53,000
Amortization of unrecognized net (gains) losses.............   (10,000)    (11,000)    (4,000)
Amortization of prior plan amendments.......................     1,000       1,000      1,000
                                                              --------    --------   --------
Net periodic postretirement benefit cost....................  $102,000    $ 96,000   $100,000
                                                              ========    ========   ========

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


    Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), and other statutes, the United States Environmental Protection Agency (EPA) and the states have the authority to impose liability on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Accordingly, the Company has been named as a potentially responsible party
(PRP), or may otherwise face potential liability for environmental remediation or cleanup, in connection with the sites described below that are in various stages of investigation or remediation. Under applicable law, the Company, along with each other PRP, could be held jointly and severally liable for the total remediation costs of PRP sites.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    At one site, the Company is one of seven PRP's because of its apparent absentee ownership of four parcels of land from 1967 to 1969 which may have held part or all of one or more settling ponds operated by a tenant business. The Company has already paid $85,000 as its share of a settlement of an EPA demand for $415,000 in past response costs, and the EPA has sought payment from the PRP's of an additional $572,000 in response costs. The Company is not aware of any other parties' inability to pay. The EPA has ordered the Company and one other PRP to undertake the design and construction of the remediation project. All PRP's have agreed to undertake the design and construction of the remediation project pursuant to a financial participation agreement. The EPA estimates the present value of the cost to implement its selected cleanup method to be approximately $1,869,000. The Company has accrued its estimated share of the remaining cleanup cost which is not considered significant. The Company has also filed a claim against its insurers.


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


    The Company is a defendant in an action filed in July 1991 in the United States District Court, Northern District of New York where a private party, ITT Commercial Finance Corp., seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At this site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $4,000,000, including attorney fees, from the Company and other defendants. The Company has denied liability and asserted cross-claims against the co-defendants. The Company has also filed claims against its insurers.


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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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


    In January 1998, an adversary proceeding was filed against the Company in United States Bankruptcy Court, Southern District of Texas, Houston Division by Cooper Manufacturing Corp. a debtor in a bankruptcy proceeding. The transactions and occurrences on which the adversary proceeding is based are the Company's sale of the assets of a former division and certain financial transactions related thereto. Causes of action described in the adversary proceeding include accounting, turnover, fraudulent transfers, "alter ego," economic duress, unjust enrichment and restitution. One case pending against the Company in the United States District Court for the Northern District of Alabama, Southern Division, is a race discrimination class action lawsuit brought by seven plaintiffs who are current or former employees. The complaint, which was filed in May 1998, but not served on the Company until October 1998, alleges discrimination with respect to compensation, promotions, job assignments, discipline and other terms and conditions of employment and seeks injunctive relief, back pay, compensatory and punitive damages, attorney fees and costs. The potential class identified by plaintiffs could include several hundred current or former employees. No class certification hearing has been held and no order has been entered. The Company denies the allegations of the plaintiffs and is vigorously defending this claim. No estimate can currently be made as to the ultimate outcome of these two claims, however, an unfavorable outcome in either of these two claims could have a material adverse effect on the Company's financial position and results of operations.



    The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known and estimated unreported product liability claims, with necessary reserves ($4,674,000 and $4,200,000 at December 31, 1998 and 1997, respectively) determined in consultation with independent insurance companies and legal counsel. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. For one product liability claim filed in December of 1998 in the Circuit Court of Hinds County, Mississippi, First Judicial District, the amount of damages claimed against all defendants is $100 million, which exceeds the Company's liability insurance limits of $50 million. Although there is no guarantee that the ultimate outcome of this claim against the Company will not exceed such limits, the Company currently believes that the ultimate outcome of this claim will not exceed its insurance coverage. However, changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur. For all other matters,


    As described in Note 1, the Verson division may not be able to meet delivery schedules for certain presses currently on order or in production. Certain customers of this division have advised the

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Company that they will seek to recover damages for late delivery, which could include downtime, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

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

11.  OPERATIONS BY INDUSTRY SEGMENT:

    During 1998, the Company adopted SFAS 131--Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The prior years' segment information has been restated to reflect its business segments noted below.

    The Company's operations are divided into two business segments--the Agricultural Products Group (which consists of the Bush Hog and Great Bend divisions) and the Industrial Products Group (which consists of the Verson, Precision Press Industries and Verson Pressentechnik operations) as well as the Coz division (net sales and pretax income of $22,887,000 and $1,093,000, respectively, for the year ended December 31, 1997 and net sales and pretax income of $33,892,000 and $2,419,000, respectively, for the year ended December 31, 1996) which was sold in the last quarter of 1997. The nature of the products offered by the Company's operations is described elsewhere in this Annual Report.

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Information relating to operations by industry segment follows (in thousands of dollars):

                                            AGRICULTURAL      INDUSTRIAL
                                              PRODUCTS         PRODUCTS       CORPORATE      CONSOLIDATED
                                            ------------      ----------      ---------      ------------
1998
  Net sales to unaffiliated customers.....    $136,814         $137,020       $  --            $273,834
  Income (loss) before taxes (a)..........      18,570(c)       (23,129)        (17,084)(d)     (21,643)
  Depreciation and amortization...........       2,780            2,988             328           6,096
  Capital expenditures....................       9,603           30,438             355          40,396
  Total assets............................     102,069          149,911          21,824(b)      273,804
1997
  Net sales to unaffiliated customers.....    $119,471         $151,091       $  --            $270,562
  Income (loss) before taxes (a)..........      19,735(c)        16,584         (11,484)(d)      24,835
  Depreciation and amortization...........       2,159            2,254             613           5,026
  Capital expenditures....................       4,902           10,709             249          15,860
  Total assets............................      71,700          101,061          22,303(b)      195,064
1996
  Net sales to unaffiliated customers.....    $108,355         $166,059       $  --            $274,414
  Income (loss) before taxes (a)..........      12,256(c)        29,382         (16,415)(d)      25,223
  Depreciation and amortization...........       2,048            2,249             778           5,075
  Capital expenditures....................       1,055            3,898             173           5,126
  Total assets............................      62,256           83,457          26,796(b)      172,509

------------------------

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

(c) Includes interest income of $111,000 in 1998, $77,000 in 1997 and $108,000 in 1996.

(d) Corporate income (loss) before taxes consists of the following:

                                               1998        1997        1996
                                             ---------   ---------   ---------
General corporate income and expense.......  $  (6,845)  $  (6,853)  $ (10,377)
Treasury lock settlement (Note 5)..........     (3,005)     --          --
Stock option compensation (Note 1).........     (1,119)     (1,375)     (4,485)
Interest expense...........................     (6,201)     (3,306)     (1,557)
Interest income............................         86          50           4
                                             ---------   ---------   ---------
Total......................................  $ (17,084)  $ (11,484)  $ (16,415)
                                             =========   =========   =========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.  SUMMARY OF OTHER (INCOME) EXPENSE:

    Other (income) expense consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1998          1997          1996
                                                -----------   -----------   ----------
Interest income...............................  $  (197,000)  $  (127,000)  $ (112,000)
Goodwill amortization.........................      355,000       177,000      177,000
Loan cost expenses/amortization...............      284,000       --           333,000
Environmental related expenses (credits)......     (151,000)   (1,181,000)    (418,000)
Net gain on sales of operating and non-
 operating assets.............................   (1,936,000)   (1,662,000)    (106,000)
Provision (credit) for collectability
 (recovery) of long-term note receivable
 (Note 10)....................................     (610,000)   (2,390,000)    (534,000)
Idle facility income..........................     (183,000)     (368,000)    (147,000)
Litigation settlements/insurance provisions...      --          2,125,000    1,512,000
Treasury lock settlement......................    3,005,000       --            --
Other miscellaneous...........................      395,000       315,000      (74,000)
                                                -----------   -----------   ----------
                                                $   962,000   $(3,111,000)  $  631,000
                                                ===========   ===========   ==========

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized restated quarterly financial data for 1998 and 1997 are as follows (in thousands of dollars, except per share data):

                                                          QUARTER ENDING
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
1998
  Net sales............................  $62,831    $88,985      $77,184        $44,834
  Gross profit (loss)..................   19,155     19,215          956        (15,661)
  Net income (loss)....................    5,330      7,101       (7,148)       (19,396)
  Net income (loss) per common share--
   diluted.............................      .44        .59         (.60)         (1.64)
1997
  Net sales............................  $72,881    $76,902      $63,714        $57,065
  Gross profit.........................   18,258     18,337       16,621          7,313
  Net income (loss)....................    5,506      5,399        5,287           (546)
  Net income (loss) per common share--
   diluted.............................      .44        .44          .43           (.05)

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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


                                                                   QUARTER ENDING
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 ---------   --------   -------------   ------------
1998
  Gross profit (loss):
  As previously reported.......................   $18,857    $19,077       $ (3,887)             (1)
  Net change associated with Verson gross
    profit margins.............................       298        138          4,843              (1)
                                                  -------    -------       --------       -------
  Restated.....................................   $19,155    $19,215       $    956              (1)
                                                  =======    =======       ========       =======
  Net income (loss):
  As previously reported.......................   $ 5,865    $ 7,010       $(10,296)             (1)
  Net change associated with Verson gross
    profit margins.............................       298(2)     138(2)       4,843(3)           (1)
  Net change associated with stock option
    compensation...............................    (1,119)     --           --                   (1)
  Tax impact of above changes..................       286        (47)         (1695)             (1)
                                                  -------    -------       --------       -------
  Restated.....................................   $ 5,330    $ 7,101       $ (7,148)             (1)
                                                  =======    =======       ========       =======
1997
  Gross profit:
  As previously reported.......................   $17,655    $19,579       $ 16,199       $12,375
  Net change associated with Verson gross
    profit margins.............................       603(2)  (1,242)(2)         422(2)    (5,062)(4)
                                                  -------    -------       --------       -------
  Restated.....................................   $18,258    $18,337       $ 16,621       $ 7,313
                                                  =======    =======       ========       =======
  Net income (loss):
  As previously reported.......................   $ 5,171    $ 6,206       $  5,013       $ 3,581
  Net change associated with Verson gross
    profit margins.............................       603(2)  (1,242)(2)         422(2)    (5,062)(4)
  Net change associated with stock option
    compensation...............................       (87)                                 (1,288)
  Tax impact of above changes..................      (181)       435           (148)        2,223
                                                  -------    -------       --------       -------
  Restated.....................................   $ 5,506    $ 5,399       $  5,287       $  (546)
                                                  =======    =======       ========       =======


------------------------


(1) No restatements occurred during this quarter.



(2) Entire amount was attributable to changing from the reallocation method to the cumulative catch-up method.



(3) Amount attributable to changing from the reallocation method to the cumulative catch-up method was $582. The balance was attributable to a subsequent event that affected 1997 (See Note 1).

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(4) Amount attributable to changing from the reallocation method to the cumulative catch-up method was ($801). The balance was attributable to a subsequent event that affected 1997 (See Note 1).



    Operating results in the fourth quarter of 1998 included the effects of charges to cost of sales for increased estimated costs on contracts of $9,324,000, reduced estimated gross profit margins on contracts to reflect the lower end of the range of margin of $3,516,000 and an additional contract loss estimate of $8,538,000. It also included a $3,005,000 charge to other (income) expense related to hedging losses associated with an interest rate lock see --
Note 5.



14. SUBSEQUENT EVENTS (UNAUDITED)



    During this first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Effective July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999. The Second Amendment refers to the below noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. See Note 5 of Notes to Consolidated Financial Statements for more detailed explanation of financial arrangements. The amendment dated July 31, 1999 was subsequently modified on October 15, 1999, and in return for a waiver of non-compliance with certain covenants, the banks required that events of default under the credit agreement be expanded to include (i) termination or material amendment of the letter of intent or any agreement succeeding the letter of intent, or (ii) any other event which materially adversely affects the Company's receipt on or before December 31, 1999 of the cash proceeds contemplated under the letter of intent. In addition, the final maturity date of the indebtedness under the credit agreement was accelerated from February 28, 2000 to December 31, 1999. Effective December 15, 1999, the Company entered into a Fourth Amendment and Waiver to the Second Amended and Restated Credit Agreement to extend the maturity date to February 15, 2000 (subsequently extended to the earlier of the termination of the Purchase Agreement or March 7, 2000). Therefore, our failure to complete the Joint Venture by March 7, 2000, will be an event of default under our bank agreement, and could also lead, among other things, to cancellation of one or more of the major press orders of our Industrial Products Group.



    On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000, which was reduced on February 10, 2000 to approximately $112,100,000. If the transaction is approved by the Company's shareholders, Bush Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the division within the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of the transaction is not expected to occur until the first quarter of 2000.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)


    On July 29, 1999, the Company announced that its Board of Directors approved the redemption of its current Common Share Purchase Rights and adopted a new Stockholder Rights Plan. The new plan is designed to continue the assurance of fair and equal treatment of all stockholders in the event of any proposed takeover. The plan involves the distribution of the new rights and a redemption payment for current rights to all common stockholders of record as of July 30, 1999. Those stockholders will receive one purchase right for a new series of junior preferred stock for each outstanding share of the Company's common stock and a redemption payment on August 10, 1999 of $0.01 per share for the Common Share Purchase Rights declared under a 10-year rights agreement adopted in January 1990. Each Preferred Share Purchase Right entitles the holder to purchase from the Company under certain circumstances one one-thousandth of a share of the new junior preferred stock. The rights may be exercised if a person or group announces its intention to acquire or acquires 15% or more of Allied Products' common stock. However, an exception is made for certain significant stockholders of the Company who are holding the Company's common stock for investment purposes. They may acquire up to 20% of Allied Product's common stock without triggering the Rights Plan. Under certain circumstances, the holders of the rights will be entitled to purchase at below market value either shares of common stock of Allied Products Corporation or the common stock of the acquiring company. Unless redeemed or exchanged earlier, the Preferred Share Purchase Rights will expire in 10 years.



    In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company recently entered into two amendments to purchase orders with General Motors. The aggregate sales price of the presses covered by these purchase orders exceeds $75 million. Under the terms of the first amendment, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the first amendment, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Among the conditions set forth in the first amendment was the requirement that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company has recently amended the Second Amended and Restated Credit Agreement to extend the maturity date of this agreement to the earlier of the termination of the Purchase Agreement or March 7, 2000. The Company and General Motors have recently entered into a second amendment to their purchase order to reflect the change in the projected closing date of the sale of the Agricultural Products Group. The amendment requires the Company to complete the sale and establish a commitment for sufficient working capital by February 29, 2000. The Company has requested that General Motors extend that date to at least March 7, 2000.



    As discussed in Note 10, Cooper Manufacturing Corp., a debtor in a bankruptcy proceeding had filed an adversary proceeding against the Company. On November 4, 1999, the Company entered into an agreement to settle the adversary proceeding. Under the terms of the agreement, the Company paid $615,000, plus interest accruing at the rate of 8% per annum on any amount unpaid after November 12, 1999. Final payment of the entire settlement amount, plus accrued interest, has been made.

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

      10(d)      The Registrant's Agreement for the sale of the assets of the
                  White-New Idea Farm Equipment Division of Allied Products
                  Corporation is incorporated by reference to
                  Exhibit (c)(2)(a)(i) of the Company's report on Form 8-K
                  dated January 14, 1994 (File No. 1-5530).

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

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:


        EXHIBIT NO.            NAME OF EXHIBIT
        -----------            ---------------
             3                 By-Laws of Allied Products Corporation.*
            10A                Material Contract-Second Amended and Restated Credit
                                 Agreement.*
            10B                First Amendment and Waiver to Credit Agreement.*
             21                Subsidiaries of the Registrant.*
             23                Consent of Independent Accountants.
             24                Power of Attorney.*
             27                Financial Data Schedules.*



    *   Previously filed.


    Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    On October 6, 1998, the Company filed a report under Item 5--Other Events. This report was filed in connection with a press release dated September 24, 1998, reporting that the Registrant would record a pretax charge of approximately $16 million in the third quarter of 1998. No financial statements were filed with this report.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                      1998              1997             1996
                                                   -----------       ----------       -----------
    Allowance for doubtful accounts--
      Current receivables:
        Balance at beginning of year.............  $   531,000       $  629,000       $   948,000
        Add (deduct)--
          Provision charged to income............      129,000          114,000           214,000
          Allowance applicable to receivables
            acquired.............................       47,000           --               --
          Receivables charged off as bad debts,
            net of recoveries....................     (188,000)        (212,000)         (533,000)
                                                   -----------       ----------       -----------
        Balance at end of year...................  $   519,000       $  531,000       $   629,000
                                                   ===========       ==========       ===========
      Long-term receivables:
        Balance at beginning of year.............  $   610,000       $7,165,000       $ 7,699,000
        Add (deduct)--
          Provision charged to income............      --                --               --
          Receivables charged off as bad debts,
            net of recoveries....................     (610,000)      (6,555,000)         (534,000)
                                                   -----------       ----------       -----------
        Balance at end of year...................  $   --            $  610,000       $ 7,165,000
                                                   ===========       ==========       ===========

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       ALLIED PRODUCTS CORPORATION
                                                       (Registrant)

February 22, 2000                                      By:            /s/ RICHARD A. DREXLER
                                                            -----------------------------------------
                                                                  RICHARD A. DREXLER, CHAIRMAN,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


56