Form 10-K405/A
period 1998-12-31
ALLIED PRODUCTS CORP /DE/
filed 2000-02-29
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-K/A-2



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

                             Yes ___        No _X_


As of March 31, 1999, 11,818,639 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $30,226,239. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.


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


    The Verson division's gross loss for 1998 for the six "three-slide" transfer presses under construction for Ford and General Motors totaled approximately
$14 million, including reserves for future losses of approximately $10 million. This more than offset gross profits of approximately $4 million on the remainder of the division's operations in 1998. The Company's cumulative loss on the "three-slide" design presses, taking into account a gross profit of approximately $8 million in 1997 is approximately $6,000,000 through December 31, 1998.


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


    The backlog of low margin and no margin work in process as of December 31, 1998, will have a substantial negative effect on Verson's earnings in 1999 and, to a lesser extent, in 2000 and 2001. In addition, the deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter results.



    Because of the difficulties Verson encountered in 1998, Verson has failed to meet delivery date requirements provided in several press orders. Verson reserved for penalties of approximately $1.2 million in 1998 as a result of delays in shipments. The Company may receive additional claims for significant penalty payments or damages in the remainder of 1999 and 2000. In the second quarter of 1999, the Company established an additional reserve of $750,000 for these potential claims. Reference is made to Note 10 of Notes to Consolidated Financial Statements. The Company's difficulties in completing orders during 1998 and 1999 could adversely affect its relationships with one or more of its customers and therefore could have a negative impact on the Company's ability to obtain future business from such customers. In particular, the Company experienced delays in completing presses for each of the three major auto manufacturers during 1998 and 1999. Together these customers accounted for approximately 26% of the Company's (52% of the Industrial Products Group) sales. The Company also experienced delays in completing many of its smaller presses. In response to General

Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, in the fourth quarter of 1999 the Company and General Motors agreed to amend the General Motors purchase orders. The aggregate sales price of the presses covered by these purchase orders exceeds $75 million.



    Under the terms of the amended purchase orders, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Most of the components of the first press were shipped in the fall of 1999, approximately five months later than the specified delivery date. The components for the second press will be shipped in the near future, approximately six months later than the specified delivery date. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the components of the last press will not be shipped until the fourth quarter of 2000 and final payment will not be received until the first quarter of 2002, following completion of assembly and testing at the General Motors facility. The third press must be assembled and tested at Verson by the end of January, 2001, approximately nine months later than the specified delivery date. Upon fulfillment of certain conditions set forth in the amended purchase orders, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Among the conditions set forth in the amended purchase orders was the requirement that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company and its lenders recently amended the Second Amended and Restated Credit Agreement to extend the maturity date of this agreement to the earlier of the termination of the purchase agreement or March 7, 2000. Therefore, in the first quarter of 2000, the Company and General Motors again amended their purchase orders to reflect the change in the projected closing date of the sale of the Agricultural Products Group. The amendment requires the Company to complete the sale and establish a commitment for sufficient working capital by March 7, 2000.



    In addition, during the latter half of 1999, the Company also had discussions with some of its suppliers who have expressed concern that the Company's financial condition has caused increasingly slower payment on invoices. To date, the Company has been able to convince its major suppliers to continue to supply the Company with the raw materials necessary for the Company to fulfill its press orders, but there can be no assurance that such deliveries will continue if the Company is unable to timely pay its suppliers.


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


    Subsequent to the end of 1998, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Reference is made to
Note 5 of Notes to Consolidated Financial Statements for a description of the major terms of this agreement. The loan agreement as amended obligates the Company to repay all outstanding borrowings on expiration of the agreement on February 28, 2000 (subsequently extended to March 7, 2000). If the proposed transaction regarding the Agricultural Products Group is not consummated before that date the Company must either negotiate an extension of the loan with its current lenders, refinance the loan with other lenders or develop other sources of liquidity to repay the loan. The Company's ability to achieve any of these three options may depend upon the results of its operations during 1999.


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


                                          /s/ PricewaterhouseCoopers LLP


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


    It was further determined that the Company should have accrued, prior to 1996, for product liability claims incurred but not reported. This adjustment ($1,600,000 less a tax benefit of $560,000)

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES had no impact on the operating results reported on for the years ended
December 31, 1998, 1997 and 1996 and is reflected as an adjustment to retained earnings at December 31, 1995. The products to which the claims relate are products currently manufactured by the Company's Industrial Products Group and Agricultural Products Group and products related to discontinued operations for which the Company contractually retained certain product liability claims, generally claims arising prior to sale of the related business. To reasonably estimate the liability of such claims, the Company historically used estimates provided by legal counsel based on existing claims experience in all years, and in 1998 also obtained actuarial information which was based on the Company's historical claim experience to estimate incurred but not reported claims for the period December 31, 1995 to December 31, 1998. The results of such analysis supported the Company's accrual estimates for periods subsequent to December 31, 1995. The impact of the restatement associated with Verson's gross profit margins in 1997 was offset in the current year by a like amount resulting in a restatement of operating results for the first three quarters of 1998--see
Note 13. Operating results for the first quarter of 1998 were also restated for compensation expense not previously recognized in connection with certain stock option exercises during this period--see Note 13.


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

    On July 29, 1999, the Company announced that its Board of Directors approved the redemption of its current Common Share Purchase Rights and adopted a new Stockholder Rights Plan. The new plan is designed to continue the assurance of fair and equal treatment of all stockholders in the event of any proposed takeover. The plan involves the distribution of the new rights and a redemption

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) payment for current rights to all common stockholders of record as of July 30, 1999. Those stockholders will receive one purchase right for a new series of junior preferred stock for each outstanding share of the Company's common stock and a redemption payment on August 10, 1999 of $0.01 per share for the Common Share Purchase Rights declared under a 10-year rights agreement adopted in January 1990. Each Preferred Share Purchase Right entitles the holder to purchase from the Company under certain circumstances one one-thousandth of a share of the new junior preferred stock. The rights may be exercised if a person or group announces its intention to acquire or acquires 15% or more of Allied Products' common stock. However, an exception is made for certain significant stockholders of the Company who are holding the Company's common stock for investment purposes. They may acquire up to 20% of Allied Product's common stock without triggering the Rights Plan. Under certain circumstances, the holders of the rights will be entitled to purchase at below market value either shares of common stock of Allied Products Corporation or the common stock of the acquiring company. Unless redeemed or exchanged earlier, the Preferred Share Purchase Rights will expire in 10 years.

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


                                                       ALLIED PRODUCTS CORPORATION
                                                       (Registrant)

February 29, 2000                                      By:            /s/ RICHARD A. DREXLER
                                                            -----------------------------------------
                                                                  RICHARD A. DREXLER, CHAIRMAN,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


56