Form 10-Q/A
period 1999-03-31
ALLIED PRODUCTS CORP /DE/
filed 2000-02-29
CIK 3941

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes   No X
                     --   --

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

          ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                March 31, 1999        December 31, 1998
                                                               ----------------      -------------------
Current Assets:
  Cash and cash equivalents                                     $      413,000        $         727,000
                                                               ---------------       ------------------
  Notes and accounts receivable, less allowances of
     $837,000 and $519,000, respectively                        $   84,758,000        $      68,827,000
                                                               ---------------       ------------------
  Inventories:
    Raw materials                                               $   11,048,000        $      11,529,000
    Work in process                                                 48,727,000               68,296,000
    Finished goods                                                  15,094,000               17,019,000
                                                               ----------------      -------------------
                                                                $   74,869,000        $      96,844,000
                                                               ----------------      -------------------
 Deferred tax asset                                             $   15,060,000        $      15,060,000
                                                               ----------------      -------------------
 Prepaid expenses                                               $      312,000        $         406,000
                                                               ----------------      -------------------

       Total current assets                                     $  175,412,000        $     181,864,000
                                                               ----------------      -------------------

 Plant and Equipment, at cost:
    Land                                                        $    2,423,000        $       2,430,000
    Building and improvements                                       59,694,000               57,022,000
    Machinery and equipment                                         70,810,000               69,196,000
                                                               ----------------      -------------------
                                                                $  132,927,000        $     128,648,000
   Less-Accumulated depreciation and amortization                   50,137,000               48,181,000
                                                               ----------------      -------------------
                                                                $   82,790,000        $      80,467,000
                                                               ----------------      -------------------
 Other Assets:
    Deferred tax asset                                          $    4,165,000        $       4,165,000
    Deferred charges (goodwill), net of amortization                 6,043,000                6,154,000
    Other                                                            4,661,000                3,154,000
                                                               ---------------       ------------------
                                                                $   14,869,000        $      13,473,000
                                                               ---------------       ------------------
                                                                $  273,071,000        $     275,804,000
                                                               ===============       ==================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                March 31, 1999        December 31, 1998
                                                               ----------------      -------------------
Current Liabilities:
  Revolving credit agreement                                   $  121,200,000        $     119,300,000
  Current portion of long-term debt                                   627,000                  627,000
  Accounts payable                                                 60,098,000               52,634,000
  Accrued expenses                                                 25,507,000               24,258,000
                                                              ---------------        -----------------
         Total current liabilities                             $  207,432,000        $     196,819,000
                                                              ---------------        -----------------
Long-term debt, less current portion shown above               $    2,051,000        $       2,298,000
                                                              ---------------        -----------------
Other long-term liabilities                                    $    4,993,000        $       4,957,000
                                                              ---------------        -----------------
Commitments and Contingencies
Shareholders' Investment:
    Preferred stock:
       Undesignated-authorized 1,500,000 shares at March 31,
         1999 and  December 31, 1998; none issued              $         -           $             -
   Common Stock, par value $.01 per share; authorized
      25,000,000 shares; issued 14,047,249 shares at March 31,
       1999 and December 31, 1998                                     140,000                  140,000
   Additional paid-in capital                                      98,377,000               98,377,000
   Retained earnings                                                2,996,000               16,131,000
                                                              ---------------        -----------------
                                                               $  101,513,000        $     114,648,000
   Less: Treasury stock, at cost:  2,228,640
     shares at March 31, 1999 and December 31, 1998               (42,918,000)             (42,918,000)
                                                              ---------------        -----------------
         Total shareholder's equity                            $   58,595,000        $      71,730,000
                                                              ---------------        -----------------

                                                               $  273,071,000        $     275,804,000
                                                              ===============      ===================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                             Three Months Ended March 31,
                                          -----------------------------------
                                                                  Restated
                                               1999                 1998
                                          --------------       --------------
Net sales                                 $  82,240,000        $  62,831,000
Cost of products sold                        82,249,000           43,676,000
                                          -------------        -------------
  Gross profit                            $      (9,000)       $  19,155,000
                                          -------------        -------------

Other costs and expenses:
  Selling and administrative expense      $  10,737,000        $   9,790,000
  Interest expense                            2,361,000            1,090,000
  Other (income) expense, net                  (441,000)            (128,000)
                                          -------------        -------------
                                          $  12,657,000        $  10,752,000
                                          -------------        -------------
Income (loss) before taxes                $ (12,666,000)       $   8,403,000
Provision for income taxes                          -              3,073,000
                                          -------------        -------------
Net income (loss)                         $ (12,666,000)       $   5,330,000
                                          =============        =============

Earning (loss) per common share:
  Basic                                   $       (1.07)       $        0.45
                                          =============        =============
  Diluted                                 $       (1.07)       $        0.44
                                          =============        =============

Weighted average shares outstanding:
  Basic                                      11,819,000           11,925,000
                                          =============        =============
  Diluted                                    11,819,000           12,112,000
                                          =============        =============

Dividends per common share                $        0.04        $        0.04
                                          =============        =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                      1999                   1998
                                                                                ----------------        -------------
   Net income (loss)                                                            $ (12,666,000)          $  5,330,000
   Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
      Gains on sales of operating and nonoperating assets                             (82,000)               (15,000)
      Depreciation and amortization                                                 2,144,000              1,350,000
      Amortization of deferred charges                                                111,000                 44,000
      Deferred income tax provision                                                         -              2,602,000
      Provision for inventory valuation                                             6,926,000                      -
      Stock option compensation                                                             -              1,119,000
      Changes in noncash assets and liabilities, net of noncash transactions:
         (Increase) in accounts receivable                                        (16,266,000)           (19,851,000)
         (Increase) decrease in inventories                                        15,049,000            (25,055,000)
         (Increase) decrease in prepaid expenses                                       94,000                (42,000)
         Increase in accounts payable and accrued expenses                          8,713,000             14,415,000
      Other,net                                                                    (1,041,000)              (551,000)
                                                                                 ------------           ------------
   Net cash provided from (used for) operating activities                       $   2,982,000           $(20,654,000)
                                                                                 ------------           ------------

Cash Flows from Investing Activities:
   Additions to plant and equipment                                             $  (4,486,000)          $ (7,077,000)
   Proceeds from sales of plant and equipment                                           6,000                 15,000
                                                                                 ------------           ------------
   Net cash used for investing activities                                        $ (4,480,000)          $ (7,062,000)
                                                                                 ------------           ------------

Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement                                   $ 49,000,000           $ 38,000,000
   Payments under revolving credit agreement                                      (47,100,000)            (8,800,000)
   Payments of short and long-term debt                                              (247,000)               (68,000)
   Purchase of treasury stock                                                               -               (776,000)
   Dividends paid                                                                    (469,000)                     -
   Stock option transactions                                                                -                 24,000
                                                                                 ------------           ------------
Net cash provided from financing activities                                      $  1,184,000           $ 28,380,000
                                                                                 ------------           ------------
Net increase (decrease) in cash and cash equivalents                             $   (314,000)          $    664,000
Cash and cash equivalents at beginning of year                                        727,000                609,000
                                                                                 ------------           ------------
Cash and cash equivalents at end of period                                       $    413,000           $  1,273,000
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

                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the quarter ended March 31, 1998:




                                        Income          Tax                        Earning (Loss)    Earning (Loss)
                                        Before        Provision          Net        Per Common        Per Common
                                         Taxes        (Benefit)        Income       Share-Basic      Share-Diluted
                                      -----------    -----------     -----------   --------------    --------------
         As previously reported       $9,224,000     $3,359,000      $5,865,000    $       0.49      $      0.48
         Restatement associated with
         Verson gross profit margin      298,000        106,000         192,000    $       0.02      $      0.02
         Restatement associated with
         stock option compensation    (1,119,000)      (392,000)      (727,000)          (0.06)            (0.06)
                                      ----------     ----------      ----------    ------------      -----------
         As restated                  $8,403,000     $3,073,000      $5,330,000    $       0.45      $      0.44
                                      ==========     ==========      ==========    ============      ===========



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


                  In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, in the 4th quarter of 1999 the Company and General Motors agreed to amend the General Motors purchase orders. The aggregate sales price of the presses covered by these purchase orders exceeds $75 million. Under the terms of the amended purchase orders, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amended purchase orders, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Among the conditions set forth in the amended purchase orders was the requirement that the Company complete the sale of the Agricultural Products Group by the earlier of the expiration of the Company's financing arrangements with its secured lenders or December 31, 1999. Final shareholder approval and closing of the sale of the Agricultural Products Group is not expected to occur until the first quarter of 2000. The Company has recently amended the Second Amended and Restated Credit Agreement to extend the maturity date of this agreement to the earlier of the termination of the Purchase Agreement or March 7, 2000. Therefore, in the first quarter of 2000, the Company and General Motors again amended their purchase orders to reflect the change in the projected closing date of the sale of the Agricultural Products Group. The amendment requires the Company to complete the sale and establish a commitment for sufficient working capital by March 7, 2000.

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
         (d)   Corporate income (loss) before taxes consists of the following:


                                                           1999         1998
                                                         --------     --------
              General corporate income and expense       $(2,414)     $(1,802)
              Stock option compensation (Note 1)            -          (1,119)
              Interest expense                            (2,361)      (1,090)
              Interest income                                 25           15
                                                         -------      -------
                   Total                                 $(4,750)     $(3,996)
                                                         =======      =======

(7)      Summary of Other (Income) Expense
         ---------------------------------

            Other (income) expense for the three month period ended March 31, 1999 and 1998 consists of the following:


                                                   For the three months ended
                                                   ---------------------------
                                                     3/31/99         3/31/98
                                                   -----------     -----------
            Interest income                        $  (57,000)     $  (46,000)
            Goodwill amortization                     112,000          44,000
            Net (gain) on sales of operating
               and non-operating assets               (81,000)        (15,000)
            Legal settlement                         (389,000)           -
            Credit for recovery of long-term
               note receivable                           -           (195,000)
            Other miscellaneous                       (26,000)         84,000
                                                   ----------      ----------
                                                   $ (441,000)     $ (128,000)
                                                   ==========      ==========

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

                  On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000, which was reduced on February 10, 2000 to approximately $112,000,000. If the transaction is approved by the Company's shareholders, Bush
         Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the division within the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of the transaction is not expected to occur until the first quarter of 2000.



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

OPERATING RESULTS
-------------------

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


         Within the Agricultural Products Group, net sales increased to $36,902,000 compared to net sales of $34,268,000 reported in the first quarter of 1998. The entire increase was associated with the acquisition of the Great Bend operation in the second quarter of 1998. Bush Hog sales decreased slightly in the first quarter of 1999. The majority of this decrease was related to the cutter product line (approximately $2,500,000) and was partially offset by the effect of increased loader and turf and landscape product sales (approximately $5,200,000). Operating results of the Bush Hog division includes results of the Universal Turf operation acquired in the second quarter of 1998. External financial conditions in the U.S. agricultural sector have weakened since the first quarter of 1998 and are expected to remain weak for the balance of the current year and on into 2000. Commodity prices are lower for most major crops and for most livestock segments. Net farm income decreased in 1998 and is projected to decline further in 1999 and 2000. The Agricultural Products Group has been affected by these factors, but has lessened their impact on the group through the continued expansion of the turf and landscape products. Income before taxes for this segment in the first quarter of 1999 decreased to $5,083,000 compared to income before taxes of $6,767,000 in the first quarter of the prior year. Gross profit margin decreases were primarily related to the effects of lower production levels in the current year. Production levels were affected by decreased demand by farmers and ranchers and increased dealer inventory levels. Increases in selling and adminstrative expense (approximately $450,000)were related to the acquisition of the Great Bend division as noted above (approximately $650,000). The increase was offset in part by lower commission expenses (approximately $370,000) at the Bush Hog division due to lower sales subject to commissions and the mix of products sold.


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


         Gross profits within the Industrial Products Group were favorably affected in the first quarter of 1998 by the amount of approximately $2,900,000 from a payment relating to the recovery of a claim associated with a prior period. Selling and administrative expenses increased in the first quarter of 1999. Most increases were related to salary and fringe cost increases (approximately $150,000) and an additional provision for doubtful accounts (approximately $275,000).

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


MARKET RISK
-----------

         The Company's market risk is the exposure to adverse changes in interest rates. From time to time, the Company enters into interest rate swap agreements as a vehicle to manage its exposure related to the ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. At March 31, 1999, the Company's total debt outstanding (revolving credit agreement and capitalized leases) totaled $123,878,000. Capitalized lease debt ($2,678,000) is represented by fixed rate financing and is not subject to market rate fluctuations. The remaining portion of the Company's debt at March 31, 1999 ($121,200,000) was subject to the terms of the Amended and Restated Credit Agreement that provides for interest rates at either a floating prime or fixed LIBOR rate, plus 1.5%. The base interest rates are periodically agreed to with the lender for fixed periods of 30 to 180 days. With the interest rate swap agreement entered into during 1998, the Company effectively capped increases in LIBOR base interest rates at 7.49% on $50,000,000 of its outstanding borrowings under the Credit Agreement through May 2001. The swap fair market value at March 31, 1999 was approximately $100,000. The remaining balance of the Credit Agreement debt outstanding at March 31, 1999 of $71,200,000 was not covered by the swap agreement and approximates fair market value. A hypothetical immediate 10% increase in interest rates would adversely affect 1999 earnings and cash flows by approximately $560,000 based on the composition of debt levels at March 31, 1999.



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



Item 6.          Exhibit and Reports on Form 8-K
                 -------------------------------
(a)      Exhibits - EXHIBIT NO.         DESCRIPTION OF EXHIBITS
                    -----------         -----------------------
                       27               Financial Data Schedules*

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

                                        *   Previously filed

(b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended March 31, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALLIED PRODUCTS CORPORATION
                           ---------------------------
                                  (REGISTRANT)
                                  ------------




February 29, 2000               /s/ Robert J. Fleck
-----------------               -----------------------------------------------
                                Robert J. Fleck
                                Vice President- Accounting and Chief Accounting
                                & Administrative Officer

February 29, 2000               /s/ Mark C. Standefer
-----------------               -----------------------------------------------
                                Mark C. Standefer
                                Vice President, General Counsel & Secretary