Form 10-Q/A
period 1999-06-30
ALLIED PRODUCTS CORP /DE/
filed 2000-02-29
CIK 3941

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


         PART I.   FINANCIAL INFORMATION

                   ITEM 1. FINANCIAL STATEMENTS
                           --------------------

                           INTRODUCTION

                           CONDENSED CONSOLIDATED BALANCE SHEETS-
                            June  30, 1999 and December 31, 1998

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (LOSS)-Three and Six Months Ended June 30, 1999 and 1998

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-Six
                            Months Ended June 30, 1999 and 1998

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

                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the three and six month periods ended June 30, 1998:




                                                    Income            Tax                      Earning (Loss)  Earning (Loss)
                                                    Before         Provision         Net        Per Common      Per Common
                                                    Taxes          (Benefit)       Income       Share-Basic    Share-Diluted
                                                  -----------     -----------    -----------   -------------   --------------
         For The Three Months
         --------------------

          As previously reported                  $10,507,000     $3,497,000     $ 7,010,000   $      0.59     $      0.58
          Restatement associated with Verson
           gross profit margin                        138,000         47,000          91,000   $      0.01     $      0.01
          Restatement associated with stock
          option compensation                            --             --              --              --              --
                                                  -----------     ----------     -----------   -----------     -----------
          As restated                             $10,645,000     $3,544,000     $ 7,101,000   $      0.60     $      0.59
                                                  ===========     ==========     ===========   ===========     ===========

         For Six Months Ended
         --------------------
          As previously reported                  $19,731,000     $6,856,000     $12,875,000   $      1.08     $      1.07
          Restatement associated with Verson
           gross profit margin                        436,000        153,000         283,000   $      0.02     $      0.02
          Restatement associated with stock
           option compensation                     (1,119,000)      (392,000)       (727,000)        (0.06)          (0.06)
                                                  -----------     ----------     -----------   -----------     -----------
          As restated                             $19,048,000     $6,617,000     $12,431,000   $      1.04     $      1.03
                                                  ===========     ==========     ===========   ===========     ===========

(2)      Accrued Expenses
         ----------------
         The Company's accrued expenses consist of the following:


                                                    6/30/99          12/31/98
                                                 ------------      ------------
         Salaries and wages                      $  7,414,000      $  6,573,000
         Warranty                                   6,545,000         5,794,000
         Self insurance accruals                    2,367,000         2,905,000
         Pensions, including retiree health         4,557,000         4,644,000
         Taxes, other than income taxes               860,000           888,000
         Interest                                   1,187,000           309,000
         Environmental matters                      1,163,000         1,225,000
         Other                                      2,470,000         1,920,000
                                                 ------------      ------------
                                                 $ 26,563,000      $ 24,258,000
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

(7)      Operations By Industry Segment
         ------------------------------
                  During 1998, the Company adopted SFAS 131--Disclosures about Segments of a Business Enterprise and Related Information. The determination of business segments is based upon the nature of the products manufactured and current management and internal financial reporting. The segment information for 1998 has been restated to reflect the business segments noted below. Information relating to operations by industry segment follows (in thousands of dollars):


                                                      Agricultural      Industrial
                                                        Products         Products           Corporate         Consolidated
                                                      ------------      -----------        -----------        ------------
         1999
         ----
         For the three months:
          Net sales to unaffiliated customers         $  37,133         $  37,491          $    --            $    74,624
          Income (loss) before taxes (a)                  5,075 (b)          (267) (c)       (6,133) (e)           (1,325)

         For the six months:
          Net sales to unaffiliated customers         $  74,035         $  82,829          $    --            $    156,864
          Income (loss) before taxes (a)                 10,158 (b)       (13,266) (c)      (10,883) (e)           (13,991)
          Total assets                                  115,787           142,109            18,455  (d)           276,351

         1998
         ----
         For the three months
          Net sales to unaffiliated customers         $  40,952         $  48,033          $    --            $    88,985
          Income (loss) before taxes (a)                  8,019 (b)         4,385  (c)       (1,759) (e)           10,645

         For the six months
          Net sales to unaffiliated customers         $  75,220         $  76,596         $    --             $    151,816
          Income (loss) before taxes (a)                 14,786 (b)        10,017  (c)       (5,755) (e)            19,048
          Total assets                                  104,331           161,055             21,487 (d)           286,873


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


                                                      Three months ended          Six months ended
                                                      6/30/99     6/30/98        6/30/99    6/30/98
                                                    ---------    --------       --------   --------
         General corporate income and expense       $  (3,313)   $   (324)      $ (5,727)  $ (2,126)
         Stock option compensation (Note 1)              --            --            --      (1,119)
         Interest expense                              (2,837)     (1,447)        (5,198)    (2,537)
         Interest income                                   17          12             42         27
                                                    ---------    --------       --------   --------
            Total                                   $  (6,133)   $ (1,759)      $(10,883)  $ (5,755)
                                                    =========    ========       ========   ========

(8)      Summary of Other (Income) Expense
         ---------------------------------
             Other (income) expense for the three and six month periods ended June 30, 1999 and 1998 consists of the following:


                                                For the three months ended      For the six months ended
                                                --------------------------      ------------------------
                                                  6/30/99        6/30/98         6/30/99        6/30/98
                                                ----------     -----------      ---------    -----------
         Interest income                        $ (260,000)    $   (41,000)     $(317,000)   $   (87,000)
         Goodwill amortization                     111,000          87,000        223,000        132,000
         Loan costs amortization                   151,000           --           199,000          --
         Net (gain) loss on sales of
          operating and non-operating
          assets                                     --         (1,957,000)       (93,000)    (1,972,000)
         Loss on investment in non
          consolidated subsidiary                  187,000          48,000        210,000         81,000
         Litigation
          settlements/insurance
            provision                                --            569,000          --           569,000
         Legal settlement                            --              --          (389,000)         --
         Credit for recovery of
          long-term note receivable                  --           (195,000)         --          (390,000)
         Other miscellaneous                       211,000        (247,000)       126,000       (197,000)
                                                ----------      ----------      ---------    -----------
                                                $  400,000     $(1,736,000)     $ (41,000)   $(1,864,000)
                                                ==========     ===========      =========    ===========



(9)      Financial Arrangements
          ----------------------
                  During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Effective July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999 (subsequently extended to March 7, 2000). The Second Amendment refers to the below noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more detailed explanation on Financial Arrangements.

(10)     Subsequent Events
         -----------------
                  On July 15, 1999, the Company and CC Industries, Inc., a privately held firm headquartered in Chicago, signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. On October 26, 1999 the Company announced that it had signed a definitive agreement to sell 80.1% of the Agricultural Products Group for approximately $120,000,000, which was reduced on February 10, 2000 to approximately $112,000,000. If the transaction is approved by the Company's shareholders, Bush
         Hog L.L.C., a new joint-venture company, will acquire the business, assets and certain liabilities of the division within the Agricultural Products Group. Under the final agreement, the Company will sell an 80.1% interest in Bush Hog L.L.C. to an affiliate of C.C. Industries, Inc. Final shareholder approval and closing of the transaction is not expected to occur until the first quarter of 2000.

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



         Within the Agricultural Products Group, net sales decreased to $74,035,000 in the first half of 1999 compared to $75,220,000 reported in the first half of 1998. The majority of the decrease was related to the cutter and disc mower product lines (approximately $9,900,000). External financial conditions in the U.S. agricultural sector have weakened since the early part of 1998 and are expected to remain weak for the remainder of 1999 and on into 2000. Commodity prices are lower for most major crops and for most livestock segments compared to twelve months ago. Net farm income decreased in 1998 and is projected to decline further in 1999 and 2000. The above noted product line sales decreases within the Agricultural Products Group were partially offset by the impact of the acquisition of the Great Bend Manufacturing Company in the second quarter of 1998 (approximately $4,700,000) and the expansion of sales within the turf and landscape product line (approximately $4,100,000), including the effects of the acquisition of the Universal Turf assets in the second quarter of 1998. Income before taxes decreased to $10,158,000 in the first half of 1999 compared to $14,786,000 reported in the first half of the prior year. Gross profit margins decreased slightly in 1999 due to the effects of lower production levels. Lower production levels were the result of decreased demand by large farming operations which have been impacted most by the overall agricultural economy described above. Additional cash discounts have been offered in 1999 to dealers to help reduce the amount of dealer inventory levels. Increases in selling and administrative expenses (approximately $550,000) were related to the acquisition of the Great Bend division (approximately $900,000) as noted above. The increase was offset in part by lower commission expenses (approximately $475,000) at the Bush Hog division due to the effects of lower sales volume and the mix of products sold.



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



         Gross profits within the Industrial Products Group were favorably affected in the first half of 1999 and 1998 the amount of $2,900,000 and $5,000,000, respectively, from a payment relating to the recovery of a claim associated with a prior period. Selling and administrative expenses increased in the first half of 1999. Most increases were related to salary and fringe cost increases (approximately $550,000) and an additional provision for doubtful accounts (approximately $600,000).



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



         Corporate expenses consisted primarily of administrative charges and other (income) expense. Administrative expenses increased (approximately $800,000) in the first half of 1999. The majority of the increase was related to the effects of a matching provision now provided by the Company for its 401(k) pension plans and increased professional fees related to the extended 1998 audit and refinancing efforts of the Company. In the first half of 1998, administrative expenses included $1,119,000 of compensation expense (none in the first half of 1999) related to the exercise of certain stock options previously discussed. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense in the first half of 1999 and 1998.



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



         Subsequent to June 30, 1999, the Company and CC Industries, Inc. of Chicago signed a letter of intent to form a joint venture for the ownership and operation of the Company's Agricultural Products Group. The letter of intent contemplates that the Company will transfer the business, assets and liabilities of the Agricultural Products Group to a newly formed limited liability company and then will sell an 80.1% interest in the new entity to CC Industries for approximately $120,700,000 (reduced to $112,100,000 on February 10, 2000) subject to adjustment. The transaction is subject to, among other things, satisfactory completion of due diligence inquiries by CC Industries, the execution of definitive agreements, the approval of the respective boards of the two companies and the approval of Allied's shareholders.



         On July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Interest rates related to amounts outstanding under this amendment have also been increased. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999 (subsequently extended to March 7, 2000). The Second Amendment refers to the above noted letter of intent between CC Industries, Inc. and the Company. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent or in any succeeding agreement will constitute an event of default under the credit agreement. The Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement.



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



MARKET RISK
-----------
         The Company's market risk is the exposure to adverse changes in interest rates. From time to time, the Company enters into interest rate swap agreements as a vehicle to manage its exposure related to the ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. At June 30, 1999, the Company's total debt outstanding (revolving credit agreement and capitalized leases) totaled $127,451,000. Capitalized lease debt ($2,551,000) is represented by fixed rate financing and is not subject to market rate fluctuations. The remaining portion of the Company's debt at June 30, 1999 ($124,900,000) was subject to the terms of the Amended and Restated Credit Agreement that provides for interest rates at either a floating prime or fixed LIBOR rate, plus 1.5%. The base interest rates are periodically agreed to with the lender for fixed periods of 30 to 180 days. With the interest rate swap agreement entered into during 1998, the Company effectively capped increases in LIBOR base interest rates at 7.49% on $50,000,000 of its outstanding borrowings under the Credit Agreement through May 2001. The swap fair market value at June 30, 1999 was approximately $1,000,000. The remaining balance of the Credit Agreement debt outstanding at June 30, 1999 of $74,900,000 was not covered by the swap agreement and approximates fair market value. A hypothetical immediate 10% increase in interest rates would adversely affect 1999 earnings and cash flows by approximately $650,000 based on the composition of debt levels at June 30, 1999.

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




Item 6.          Exhibit and Reports on Form 8-K
                 -------------------------------
                 (a)  Exhibits

                      EXHIBIT NO.         DESCRIPTION OF EXHIBITS
                      -----------         -----------------------

                         10              Material Contract--Second Amendment and Waiver
                                         Dated as of July 31, 1999 to the Credit
                                         Agreement Dated as of February 1, 1999. *
                         27              Financial Data Schedules *

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