Form 10-Q/A
period 1999-09-30
ALLIED PRODUCTS CORP /DE/
filed 2000-02-29
CIK 3941

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

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      38-0292230
            --------                                      ----------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                 Number)

 10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (312) 454-1020

                                 Not Applicable
                                 --------------
                 (former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
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

                  The following table reconciles the amounts previously reported to the amounts currently being reported in the Condensed Consolidated Statement of Income (Loss) for the three and nine month periods ended September 30, 1998:




                                                Income (Loss)        Tax                        Earning (Loss)   Earning (Loss)
                                                   Before         Provision          Net          Per Common       Per Common
                                                   Taxes          (Benefit)     Income (Loss)    Share-Basic     Share-Diluted
                                                ------------    ------------    ------------    --------------   --------------
         For The Three Months
         --------------------
           As previously reported ...........   $(15,639,000)   $ (5,343,000)   $(10,296,000)       $(0.86)          $(0.86)
           Restatement associated with Verson
              gross profit margin ...........      4,843,000       1,695,000       3,148,000          0.26             0.26
           Restatement associated with stock
              option compensation ...........           --              --              --            --               --
                                                ------------    ------------    ------------    ----------      -----------
           As restated ......................   $(10,796,000)   $ (3,648,000)   $ (7,148,000)       $ (.60)          $ (.60)
                                                ============    ============    ============    ==========      ===========

         For Nine Months Ended
         ---------------------
           As previously reported ...........   $  4,092,000    $  1,513,000    $  2,579,000        $ 0.21           $ 0.21
           Restatement associated with Verson
              gross profit margin ...........      5,279,000       1,848,000       3,431,000          0.29             0.29
           Restatement associated with stock
              option compensation ...........     (1,119,000)       (392,000)       (727,000)        (0.06)           (0.06)
                                                ------------    ------------    ------------    ----------      ------------
           As restated ......................   $  8,252,000    $  2,969,000    $  5,283,000        $ 0.44           $ 0.44
                                                ============    ============    ============    ==========      ===========


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


(4)      Business Purchase Option
         ------------------------
                  In August 1999, the Company acquired a conditional option to purchase certain fixed assets and inventories of the Niagara Machine Division (the "Niagara Assets") of CNB International, Inc. D.I.P. ("CNB") for a purchase price equal to the sum of $8,500,000 plus the fair value of inventories as determined by the parties. The option was subject to the acquisition of substantially all of the assets of CNB by the grantor of the option, Emprotech Corp., which had entered into a letter of intent with CNB regarding the acquisition. On January 14, 2000 Emprotech terminated its agreement to purchase the assets of CNB which had the effect of terminating the Company's conditional option to purchase the assets of CNB's Niagra's division.


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


                                                   Agricultural   Industrial
                                                     Products       Products      Corporate    Consolidated

         ----
         For the three months:
          Net sales to unaffiliated customers      $  38,930     $  30,402      $    --        $    69,332
          Income (loss) before taxes (a) ........      5,471(b)        912 (c)     (5,843)(e)          540

         For the nine months:
          Net sales to unaffiliated customers ...  $ 112,965     $ 113,231      $    --        $   226,196
          Income (loss) before taxes (a) ........     15,629(b)    (12,354)(c)    (16,726)(e)      (13,451)
          Total assets ..........................    108,791       132,123         16,339 (d)      257,253

         1998
         ----
         For the three months
          Net sales to unaffiliated customers .... $  34,068     $  43,116      $    --        $    77,184
          Income (loss) before taxes (a) .........     3,520(b)     (9,952)(c)     (4,364)(e)      (10,796)

         For the nine months
          Net sales to unaffiliated customers .... $ 109,288     $ 119,712      $    --        $   229,000
          Income (loss) before taxes (a) .........    18,306(b)         65 (c)    (10,119)(e)        8,252
          Total assets ...........................    96,985       181,348         21,045 (d)      299,378

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
                                          ===========    ===========    ===========    ===========

(12)     Financial Arrangements
         ----------------------
                  During the first quarter of 1999, the Company entered into a Second Amended and Restated Credit Agreement replacing the former Amended and Restated Credit Agreement. This new agreement was amended in April 1999. Effective July 31, 1999, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit

         Agreement ("Second Amendment"). Under the terms of the Second Amendment, the maximum indebtedness under the agreement may remain at $135,000,000 from July 31 through November 29, 1999 rather than decrease on specific dates to $110,000,000 as originally scheduled. Fixed LIBOR interest rates related to amounts outstanding under this agreement have also been increased from LIBOR plus 3.5% to LIBOR plus 4.0%. The final maturity date of the agreement was accelerated from February 28, 2000 to November 30, 1999 subsequently extended to March 7, 2000. The Second Amendment specifies that termination of or a materially adverse change in the letter of intent between CC Industries and the Company or in any succeeding agreement will constitute an event of default under the credit agreement. The
         Second Amendment also provides for a waiver of noncompliance by the Company as of June 30, 1999 with the minimum consolidated operating cash flow provision of the agreement. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more detailed explanation on Financial Arrangements.



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



         Within the Agricultural Products Group, net sales increased to $112,965,000 in the first nine months of 1999 from $109,288,000 reported in the first nine months of the prior year. Increases were primarily related to turf/landscape products (approximately $6.4 million) and improved loader sales (approximately $5.6 million). In the past few years, the Company's Bush Hog division has concentrated on its turf and landscape product line through the development of new products and the acquisition in April 1998 of Universal Turf ($1.0 million). Improvements in the loader product line sales were also associated with product development and the acquisition of the Great Bend Manufacturing Company in April 1998 ($4.3 million). These increases were partially offset by the effects of lower sales of cutter and disc mower products (approximately $9.2 million) in the first nine months of 1999. External financial conditions in the U.S. agricultural sector have weakened since the early part of 1998 and are expected to remain weak for the remainder of 1999 and on into 2000. Commodity prices are lower for a majority of major crops and for most livestock segments compared to twelve months ago. Net farm cash income decreased in 1998 and is projected to decline further in 1999 and 2000. However the U.S. Senate recently passed legislation to add $7.5 billion to the year 2000 agricultural appropriations bill for emergency purposes, which is designed to alleviate some of these issues. Income before taxes decreased to $15,629,000 in the first nine months of 1999 compared to income before taxes of $18,306,000 reported in the first nine months of 1998. Gross profit margins decreased by approximately 2.25 percentage points in 1999 due primarily to the effects of increased cash discounts and decreased production levels in the current year. Additional cash discounts have been offered to dealers in 1999 to help reduce the amount of dealer inventory levels. Lower production levels were the result of decreased demand by large farming operations which have been impacted most by the overall agricultural economy described above. Increases in selling and administrative expenses in the first nine months of 1999 (approximately $700,000) were related to the acquisition of the Great Bend division and Universal Turf operations ($942,000) as noted above. The increase was offset in part by lower commission expenses at the Bush Hog division ($300,000) due to the effects of lower sales volume and the mix of products sold.



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



         The Industrial Products Group reported a loss before taxes of $12,354,000 in the first nine months of 1999 compared to income before taxes (on a restated basis) of $65,000 in the first nine months of 1998. In 1998, the Industrial Products Group recorded a loss of $12,079,000 on certain jobs in process including reserves of $8,813,000 (none in the first nine months) for estimated future losses on those jobs. The Company indicated in its annual report that it was reasonably possible that additional losses would occur. In the first nine months of 1999, the Company revised its cost estimates on these jobs and increased the reserves for future losses by $8,663,000. The excess of costs over revenues in the first nine months of 1999 (approximately $2,100,000) compared to gross profits in the same period in 1998 of approximately $9,100,000. The 1999 amount was negatively affected by a charge to the reserve for future losses of $8,663,000, partially offset by a $2,900,000 gain from a payment relating to the recovery of a claim associated with a prior period. The 1998 amount was positively impacted in the amount of $5,000,000 from a payment relating to the recovery of a claim associated with a prior period. There was no charge to the reserve for future losses in the first nine months of 1998. The Company does not expect any additional recoveries relating to this claim associated with a prior period.

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


         Selling and administrative expenses increased approximately $1,700,000 in the first nine months of 1999. Most increases were related to salary and fringe cost increases (approximately $800,000), an additional provision for doubtful accounts approximately ($700,000) and selling expenses related to the joint venture (Verson Pressentechnik) (approximately $300,000) formed in the fourth quarter of 1998 in which Verson holds a 60% stake.


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

THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998
         Consolidated net sales for the third quarter of 1999 were $69,332,000 compared to consolidated net sales of $77,184,000 reported in the third quarter of 1998. Income before taxes in the third quarter of 1999 was $540,000 compared to a loss before taxes (on a restated basis) of $10,796,000 in the third quarter of the prior year. Net income for the third quarter of 1999 was $540,000 ($0.05 per common share-diluted) compared to a net loss (on a restated basis) of $7,148,000 ($0.60 per common share-diluted) in the third quarter of 1998.

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


         The Company's market risk is the exposure to adverse changes in interest rates. At September 30, 1999, the Company's total debt outstanding (revolving credit agreement and capitalized leases) totaled $132,524,000. Capitalized lease debt ($2,424,000) is represented by fixed rate financing and is not subject to market rate fluctuations. The remaining portion of the Company's debt at September 30, 1999 ($130,100,000) was subject to the terms of the Amended and Restated Credit Agreement that provides for interest rates at either a floating prime or fixed LIBOR rate, plus 4%. The base interest rates are periodically agreed to with the lender for fixed periods of 30 to 90 days. The balance outstanding at September
30, 1999, approximates fair market value. A hypothetical immediate 10% increase in interest rates would adversely affect 2000 earnings and cash flows by approximately $1,245,000, based on the composition of debt levels at September 30, 1999.

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

SAFE HARBOR STATEMENT          Statements contained within the Management
Discussion and Analysis of Financial Conditions and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. In relation to the Agricultural Products Group, forward-looking statements involve certain factors that are subject to change. These elements encompass interrelated factors that affect farmers and cattle ranchers' confidence, including demand for agricultural products, grain stock levels, commodity prices, weather conditions, crop and animal diseases, crop yields, farm land values and government farm programs. Other factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors discussed above.

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





Item 6.           Exhibit and Reports on Form 8-K
                  -------------------------------

                  (a)      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
                                2             Limited Liability Company Interest Purchase and Asset
                                              Contribution Agreement by and between Allied Products
                                              Corporation, Bush Hog Investors, L.L.C. and Bush Hog,
                                              L.L.C. dated as of October 21, 1999. *

                               10             Material Contract--Third Amendment and Waiver dated
                                              as of October 15, 1999 to the Credit Agreement dated
                                              as of February 1, 1999. *

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





                                    ALLIED PRODUCTS CORPORATION
                                 ------------------------------
                                          (REGISTRANT)


February 29, 2000                /s/ Robert J. Fleck
                                 Robert J. Fleck
                                 Vice President- Accounting and Chief Accounting
                                 & Administrative Officer



February 29, 2000                /s/ Mark C. Standefer
                                 Vice President, General Counsel & Secretary