Form 10-K
period 1999-12-31
ALLIED PRODUCTS CORP /DE/
filed 2000-04-14
CIK 3941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------        OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      ___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_        No ___

As of March 31, 2000, 11,869,664 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange) held by nonaffiliates of the Company was approximately $29,255,115. Determination of common stock ownership by affiliates was made solely for the purpose of responding to this requirement, and the Registrant is not bound by this determination for any other purpose.

The Company's definitive Proxy Statement (which will be filed at a later date) for the Annual Meeting of Stockholders scheduled to be held May 24, 2000 and Annual Report to security holders for the year ended December 31, 1999 are incorporated by reference in Part III and Part IV herein.

The Exhibit Index is located on page 55.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Allied Products Corporation ("Company") was organized under Delaware law in 1967 as the successor to a Michigan corporation which was formed in 1928. Its principal executive offices are at 10 South Riverside Plaza, Chicago, Illinois 60606 and its telephone number is (312) 454-1020.

    During 1999, the Company's operations were divided into two business segments--the Agricultural Products Group (which consisted of the Bush Hog and Great Bend divisions) and the Industrial Products Group.

    On March 7, 2000, the Company (i) transferred to a newly organized limited liability company ("New Bush Hog") substantially all of the assets and certain liabilities of the Bush Hog and Great Bend divisions constituting its Agricultural Products Group in exchange for all of the outstanding membership interests of New Bush Hog (ii) sold membership interests representing 80.1% of the total outstanding membership interests of New Bush Hog to a limited liability company owned by members of the Henry Crown family of Chicago ("Bush Hog Investors") for a purchase price of approximately $126,500,000 subject to post closing adjustments. On March 23, 2000, the Company agreed to sell its remaining New Bush Hog membership interest to Bush Hog Investors on or before June 30, 2000 for a purchase price of $31,426,134, less net balance sheet adjustments of New Bush Hog from March 7 through the closing. The Company anticipates that the purchase price as adjusted will be approximately $28,000,000. The operations of the former Agricultural Products Group are reflected in the accompanying financial statements as discontinued operations.

    Allied Products Corporation manufactures large metal stamping presses through its Industrial Products Group which consists of the Verson, Precision Press Industries, Verson Pressentechnik and the Verson Standard Products Division operations. The Company's Agricultural Products Group, which manufactured implements and machinery used in agriculture, landscaping and ground maintenance businesses, was sold subsequent to the end of 1999--see Note 3 of Notes to Consolidated Financial Statements. The Company's Coz division, which was part of the Industrial Products Group and supplied thermoplastic compounds and additives, was sold in the fourth quarter of 1997. All manufacturing operations are within the United States.

    Approximately 13%, 4% and 8% of the Company's net sales from continuing operations in 1999, 1998 and 1997, respectively, were exported principally to Canada and Mexico.

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

    Complimenting the manufacturing of presses by Verson, a new division of Allied Products, Precision Press Industries ("PPI"), began operation in November 1997. PPI is engaged in the fabrication of large components weighing up to 240,000 pounds and is located in a 40,000 square foot facility in Hobart, Indiana. The Company believes PPI uses some of the most sophisticated welding machinery and processes available. Supplier agreements, production scheduling and control methods enable PPI to work in a just-in-time format. Extensive employee training and ongoing process documentation activities are intended to provide that PPI operates in accordance with ISO9000 guidelines. The division currently does work exclusively for the Verson division, but retains the capability to perform custom fabrication work for third party customers.

    During the fourth quarter of 1998, the Company formed a joint venture with Theodor Grabener GmbH & Co. KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany, and is expected to benefit from the resources of the Grabener group of companies.

    The joint venture, in which Verson holds a 60% stake, will act as the main commercial and technical support arm for the activities of both Verson and Automatic Feed in Europe. Its European staff will have the responsibility of marketing Verson and Automatic Feed products to customers throughout Europe. Drawing on the strengths of the Grabener group of companies, the joint venture also will assist in customizing Verson and Automatic Feed equipment to meet the requirements of European customers, and it will provide on-going training and service support once the equipment is up and running at a customer's plant.

    During the first quarter of 2000, the Company formed the Verson Standard Products Division. The new division is located in Williamsville, New York and will compete in the low tonnage press market offering standard designs. Manufacturing activities will be primarily outsourced.

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

    Verson's major customers are the U.S. automobile manufacturers (both U.S. and foreign owned) and first and second tier automotive parts producing companies, which, on average, account for approximately 85-90% of Verson's annual revenue. The other major market served by Verson is the appliance industry where the division's customers include major brand names.

    The Company believes Verson is the technology leader, having designed the world's first transfer press in 1939, the world's first electronic feed in 1981, a cross bar feed in 1992 which significantly improves production, and more recently, a Dynamic Orientation-Registered Trademark- system which further improves production and saves space.

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

    In response to these market factors and an unprecedented incoming order rate in 1994, the Verson division completed a 40,000 square foot expansion of its assembly facilities in 1995. An additional 117,000 square foot expansion of its assembly facilities was completed at the end of 1998. These additions have significantly expanded the division's capacity for manufacturing large transfer presses and have increased the divisions's fixed costs.

SALES BACKLOG

    Sales backlog associated with continuing operations as of December 31, 1999 was $51,401,000 compared to $145,268,000 at December 31, 1998. Over 90% of the
backlog orders are expected to be filled prior to the end of 2000.

EMPLOYEES

    The Company's continuing operations currently employ approximately 800 individuals, including approximately 500 employees at the Verson division who are represented by a union. While the Company considers its relations with its Verson division employees to be satisfactory, the Company suffered a strike during the summer of 1997 at the expiration of the last union contract. The contract agreed to upon settlement of the strike expires in June 2000.

RAW MATERIALS AND SOURCES OF SUPPLY

    The principal raw materials used by all of the Company's manufacturing operations include steel and other metals and purchased components. During 1999 the materials needed by Allied Products generally were available from a variety of sources in adequate quantities and at prevailing market prices. No one supplier is responsible for supplying more than 10% of the principal raw materials used by Allied Products.

PATENTS, TRADEMARKS AND LICENSES

    Allied Products owns the federally registered trademarks "Verson," which is used on its metal forming presses, and "ETF", "MultiMode" and "Dynamic Orientation" which are used on the electronically controlled transfer feeds manufactured by the Verson division. Allied Products considers each of the above registered trademarks to be material to its business. While Allied Products believes that the other trademarks used by each of its operations are important, none of the patents, licenses, franchises or such other trademarks are considered material to the operations of its business.

MAJOR CUSTOMERS

    Approximately 66%, 52% and 55% of the Company's net sales from continuing operations in 1999, 1998 and 1997, respectively, were derived from sales by the Industrial Products Group to the three major U.S. automobile manufacturers. During 1999, Daimler-Chrysler and General Motors accounted for approximately 44% and 18%, respectively, of net sales from continuing operations and Ford accounted for less than 10% of net sales from continuing operations. In addition, Magna Corporation accounted for approximately 13% of net sales from continuing operations in 1999. With the exception of the customers noted above, no material part of the Company's business is dependent upon a single customer.

SEASONALITY

    Sales and cash receipts for the Company's continuing operations are not generally affected by seasonality.

ENVIRONMENTAL FACTORS

    Reference is made to Note 10 of Notes to Consolidated Financial Statements regarding environmental factors and matters.

DISCONTINUED OPERATIONS--AGRICULTURAL PRODUCTS GROUP

    The Company's former Agricultural Products Group consisted principally of two divisions, the Bush Hog division and the Great Bend division. The Bush Hog division offered a comprehensive line of implements and machinery used by farmers, ranchers, large estate owners, commercial turf mowing and landscape contractors, golf courses and municipalities. Implements and machinery sold by Bush Hog include rotary cutters, tractor mounted loaders, hay mowers, tillers, cultivators, backhoes, zero-turn mowers, landscape tools, and turf and golf course mowing equipment.

    Bush Hog rotary cutters are used to shred stalks after the crop has been harvested, to mow pasture, for land maintenance and for governmental right-of-way mowing. Front end loaders are used by farmers and ranchers for material handling Cultivators are used for weed control after crops have been planted.

    The Great Bend division was a manufacturer of front end loaders with significant geographical marketing emphasis in the Midwest, Southwest and high plains areas of the United States. Like Bush Hog, Great Bend offered a complete line of quality front end loaders, with particular emphasis on high lift loaders which adapt to higher horsepower tractors.

FORWARD-LOOKING STATEMENTS

    Some of the information contained in the above discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible" and similar expressions. Actual results may vary. Reference is made to the "Safe Harbor Statement" contained under Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such officers as of March 17, 2000.

NAME                                                 POSITION WITH ALLIED PRODUCTS                           AGE
----                                                 -----------------------------                         --------
Richard A. Drexler..........  Chairman, President and Chief Executive and Financial Officer                   52
Robert J. Fleck.............  Vice President--Accounting, Chief Accounting and Administrative Officer         52
Mark C. Standefer...........  Vice President, General Counsel and Secretary                                   45

    No family relationships exist among the executive officers, however, Mr. Richard A. Drexler is the son of Lloyd A. Drexler, a director of the Company. In conjunction with the sale of an 80.1% interest in the Agricultural Products Group, Bobby Middlebrooks, formerly a Senior Vice President of the Company, resigned from the Company on March 7, 2000.

    Each executive officer has been employed by Allied Products for over 10 years. Pursuant to Allied Products' By-laws, each officer is elected annually by the Board of Directors.

    Mr. Drexler, who became Chairman in 1993, has been President and a Director of Allied Products since 1982 and has been Chief Executive Officer since 1986 and Chief Financial Officer since 1998. Mr. Drexler served as Acting Chief Financial Officer from 1991 to 1992, Chief Financial Officer from 1989 to 1990 and Chief Operating Officer from 1981 to 1986. He was also Chief Financial Officer from 1977 to 1987. Prior to becoming President, Mr. Drexler served as Executive Vice President, Senior Vice President of Administration, Vice President of Administration, Staff Vice President--Development, and Director of Planning. Mr. Drexler is also acting Chairman and Chief Executive Officer of the Verson division of the Industrial Products Group.

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

SIGNIFICANT EMPLOYEES OF THE COMPANY

    The following table sets forth the name and age of a significant employee of the Company, together with all positions and offices held with the Company by such employee as of March 17, 2000.

NAME                                                 POSITION WITH ALLIED PRODUCTS                           AGE
----                                                 -----------------------------                         --------
David J. Nelson.............  Executive Vice President and Chief Operating Officer of the Verson Division     39

    Mr. Nelson has been Executive Vice President and Chief Operating Officer of the Verson Division since 1999. From 1997 to 1999 he was Vice President of Operations. Mr. Nelson joined the Verson Division in 1984 as a Project Engineer in Tooling, then moved to the Marketing Group in which he held various positions including Vice President of Sales & Marketing.

ITEM 2.  PROPERTIES

    Manufacturing operations of the Industrial Products Group are conducted in Chicago, Illinois and Hobart, Indiana in owned facilities containing approximately 561,000 square feet. In addition, small offices located in Detroit, Michigan, Williamsville, New York and Netphen-Werthenbach, Germany are being leased by the Industrial Products Group. The Corporate Offices, located in Chicago, Illinois, are also leased.

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

    None.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The price range of the common stock on the New York Stock Exchange is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                         BEGINNING OF
                1999                         YEAR           END OF YEAR       1999 QTR.           HIGH             LOW
-----------------------------------------------------------------------------------------------------------------------------
Common                                   $ 6 5/16           $3 9/16               1           $ 7 1/2         $ 2 15/16
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  2             5 7/8           2 1/2
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  3             5 5/8           3
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  4             4 7/8           3 3/16
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------  -------------------

                1999                        DIVIDEND
-------------------------------------  -------------------
Common                                       $.0400
-------------------------------------
                                              .0400
-------------------------------------
                                              .0400
-------------------------------------
                                              .0400
-------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                         BEGINNING OF
                1998                         YEAR           END OF YEAR       1998 QTR.           HIGH             LOW
-----------------------------------------------------------------------------------------------------------------------------
Common                                   $24                $6 5/16               1           $25 3/16        $20 1/4
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  2            24 3/4          20 1/16
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  3            22 7/8           6 3/16
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  4             8 7/8           5 7/8
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------  -------------------

                1998                        DIVIDEND
-------------------------------------  -------------------
Common                                       $.0400
-------------------------------------
                                              .0400
-------------------------------------
                                              .0400
-------------------------------------
                                              .0400
-------------------------------------

    As of March 17, 2000, the approximate number of holders of record of the Company's common stock ($.01 par value) was 2,200.

    The Company paid no dividends from 1982 until 1995. Restrictions from paying dividends were removed in 1995. Subsequent to the end of 1995, the Company increased its quarterly dividend from $.0167 per share to $.0333 per share. During the third quarter of 1997, the Company increased its quarterly dividend to $.04 per share. Subsequent to the end of 1998, dividend payments were limited to $2,000,000 per year under the Second Amended and Restated Credit Agreement and the First Amendment and Waiver to the Credit Agreement. On March 16, 2000, the Company announced that it had suspended the payment of quarterly dividends. The payment of cash dividends is not permitted under a loan agreement entered into effective March 29, 2000--see Note 5 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                             1999            1998            1997            1996            1995
                                         -------------   -------------   -------------   -------------   -------------
Net sales from continuing
  operations (C).......................  $143,775,000    $137,020,000    $151,091,000    $166,060,000    $150,757,000
Income (loss) from continuing
  operations (C).......................  $(34,340,000)   $(29,786,000)   $  4,840,000    $  9,210,000    $ 27,642,000
Earnings (loss) per common share
  (diluted) from continuing
  operations (A)(B)(C).................        $(2.90)         $(2.51)           $.39            $.67           $1.89
Total assets...........................  $256,611,000    $275,804,000    $195,064,000    $172,509,000    $167,303,000
Long-term debt (including capitalized
  leases and redeemable preferred
  stock) (D)...........................  $  2,351,000    $  2,298,000    $    670,000    $    489,000    $    315,000
Cash dividend declared per common
  share (A)............................          $.16            $.16           $.147           $.133            $.05

--------------------------

(A) Restated prior to 1997 to reflect the effect of a three-for-two stock split in 1997.

(B) Restated prior to 1997 to reflect the effect of adopting SFAS 128--Earnings per Share--in 1997.

(C) Restated prior to 1999 to reflect the effects of discontinued operations--see Note 3 of Notes to Consolidated Financial Statements.

(D) Includes debt associated with discontinued operations.

          The accompanying Notes to Consolidated Financial Statements are an integral part of this summary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

SUBSEQUENT EVENT: SALE OF AGRICULTURAL PRODUCTS GROUP

    On March 7, 2000, the Company (i) transferred to a newly organized limited liability company ("New Bush Hog") substantially all of the assets and certain liabilities of the Bush Hog and Great Bend divisions constituting its Agricultural Products Group in exchange for all of the outstanding membership interests of New Bush Hog and (ii) sold membership interests representing 80.1% of the total outstanding membership interests of New Bush Hog to a limited liability company owned by members of the Henry Crown family of Chicago ("Bush Hog Investors") for a purchase price of approximately $126,500,000 subject to post closing adjustments. The estimated pretax gain on the sale of approximately $39,900,000 will be recorded in the first quarter of 2000. Immediately following the closing, New Bush Hog borrowed approximately $18,000,000 and distributed the proceeds to its members, including approximately $3,600,000 to the Company.

    In contemplation of the transaction and to help finance the build up of receivables and inventories in the Agricultural Products Group during December 1999 and January and February 2000, the Company borrowed $5,000,000 from an affiliate of Bush Hog Investors. The loan was repaid on the closing of the transaction on March 7, 2000. Simultaneously with the closing, the Company borrowed $18,000,000 from LaSalle Bank, N.A. secured by its 19.9% membership interest in New Bush Hog. The Company applied a portion of these new borrowings, together with the distribution from New Bush Hog and the cash proceeds received from Bush Hog Investors, net of fees and expenses, to repay the Company's current outstanding bank indebtedness and amounts due to the Bush Hog Investors affiliate. On March 23, 2000, the Company agreed to sell its remaining New Bush Hog membership interest to Bush Hog Investors on or before June 30, 2000 for a purchase price of $31,426,134, less net balance sheet adjustments of New Bush Hog from March 7, 2000 through the closing. The Company anticipates that the purchase price as adjusted will be approximately $28,000,000. This sale was driven, in part, by the Company's need for additional liquidity and, in part, as a pre-condition to obtaining further credit. The Company will repay its $18,000,000 loan with a portion of the proceeds of the sale of its remaining New Bush Hog interest. On March 29, 2000, the Company entered into a credit agreement with Foothill Capital Corporation which provides the Company with a line of credit of up to approximately $30,000,000 subject to borrowing base limitations.

    With the above described disposition of the Agricultural Products Group, the Company has included the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense (based upon the group's proportionate share of consolidated invested capital) under the caption "Discontinued operations, net of tax" in the accompanying Consolidated Statements of Income (Loss). Previously issued Consolidated Statements of Income
(Loss) have been revised to reflect the effect of the discontinued operations. The Company's remaining operations consist of the operations of the Industrial Products Group.

VERSON'S OPERATING PROBLEMS

    In August 1996 and April 1997, the Company's Verson division received major orders from Ford and General Motors, respectively, for the design and manufacture of a total of six automated, multi-station stamping presses. Ford ordered two and General Motors ordered four of the presses. All six of the presses incorporated a new state-of-the-art "three-slide" design which was considered superior in speed and efficiency to any transfer press previously manufactured. Verson believes that it was the first manufacturer to design and manufacture a stamping press incorporating this design. These orders were to be completed over a three-year period from 1997 through 1999. The contracts for the two presses to be manufactured for Ford specified delivery in January and April of 1998, while the contracts for the four presses to be manufactured for General Motors specified delivery in February, April, August, and October of 1999. By agreement, the specified delivery dates were revised to May, August, September, and December of 1999 shortly after the orders were accepted. In June 1997 and May 1998, Verson received orders from Chrysler Corporation for four identical large automated multi-station stamping presses with two slides only, but incorporating other new design features. The orders called for completion of these presses during 1998 and 1999. Projected revenues from these major orders for a total of ten presses approximated $195,000,000.

    While Verson was designing and building these multi-slide presses described above, the division also accepted orders to manufacture and deliver approximately 15 smaller presses. Most of these presses were to be delivered between November of 1998 and September of 1999. While these presses were of a less complicated design, the combined impact on engineering and production was significant.

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

    In addition, Verson experienced significant difficulties during 1998 in the manufacture of the multi-slide and other presses under the above-described orders in a timely and cost effective manner. The decline in manufacturing efficiency was traceable in part to overcrowded conditions and in part to the inefficiencies which can occasionally arise in the manufacture of new products. These manufacturing delays in turn caused delays and additional costs in the manufacture of virtually all presses in 1998 and led Verson to rely heavily on subcontractors for the manufacture of certain components in order to meet delivery commitments. As described in more detail below, difficulties primarily associated with the manufacture of presses under the major orders described above and the resulting stresses on manufacturing capacity caused Verson and the Company to incur losses in 1998 and 1999. These difficulties, along with a decline in new press orders during 1999 and an increased cost structure which has adversely affected margins on new orders are expected to continue to have a negative impact on earnings in 2000.

    Verson began work in 1997 on the two presses covered by the Ford order. Verson revised its cost estimates on these presses by $3,700,000 in February 1998 and at the same time increased its cost estimates on other presses by $1,600,000.

    During the third quarter of 1998, Verson experienced difficulties in the manufacture of the two Ford presses, and significantly revised its cost estimates on all six of the three-slide presses (the Ford and GM orders), as well as on other presses. As a consequence, the Company announced the recognition of a pretax charge of approximately $16,000,000. Approximately $5,300,000 of this charge was subsequently recorded in 1997. In the fourth quarter of 1998, events of the third quarter continued to have a significant negative impact on costs to complete projects. Given these ongoing circumstances and concern over further escalation of costs, Verson undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press in relation to revised delivery schedules, current estimated costs to complete the presses in production and available manufacturing capacity. Verson recorded additional changes to cost estimates of approximately $21,000,000 to reflect the recognition of estimated losses on certain orders in process and a revision of estimated costs on other orders.

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

    The Company believes that the reduction in gross margins for the ten large presses described above as well as its standard press business during 1998 and 1999 was attributable primarily to unanticipated subcontracting costs associated with the overload in the Verson factory and increases in overhead costs.

    Verson's backlog as of December 31, 1999, composed of revenues totaling $51,401,000 to be recorded in future years on orders received which had a total sales value of approximately $211,000,000. The backlog included revenues of approximately $26,000,000 on orders for which estimated losses were recorded in 1998 and 1999 and on which no gross margin is expected to be recognized in 2000 and 2001. The December 31, 1999 backlog for Verson also included future revenue of approximately $3,000,000 to be recorded principally in 2000 for which Verson anticipates gross margins lower than levels realized prior to 1998. The remaining backlog at December 31, 1999 (approximately $22,000,000) included future press revenues as well as orders for parts and field services with anticipated pre-1998 historical gross margins. The total backlog of $51,401,000 compares to a backlog of $145,268,000 a year earlier. The low level of Verson's backlog at December 31, 1999 reflects the relatively low level of new press orders booked in 1999--approximately $24,000,000, compared to in excess of $100,000,000 in 1998. In view of the low backlog and the portion of the backlog representing no margin work, the Company anticipates that revenues from continuing operations will decline significantly in

2000 and the Company will continue to incur operating losses.

    In view of the difficulties in estimating costs encountered by Verson in 1998 and the first half of 1999, the Company during 1999 did not recognize any gross profit margin on press orders until the particular press in process reached a point in production where the gross profit margin could be reasonably estimated--see Note 1 of Notes to Consolidated Financial Statements--Revenue Recognition. This method of accounting for gross margins on presses will be continued until such time as Verson is satisfied that its methods of estimating costs have been validated. The deferral of the recognition of gross margins until the later stages of the production of a press may result in fluctuations in quarter-to-quarter and year-to-year results.

    The Company's difficulties in completing orders during 1998 and 1999 could adversely affect its relationships with one or more of its customers and therefore could have a negative impact on the Company's ability to obtain future business from such customers. In particular, the Company experienced delays in completing presses for each of the three major auto manufacturers during 1998 and 1999. Together these customers accounted for approximately 52% and 66% of the Company's sales from continuing operations in 1998 and 1999, respectively. The Company also experienced delays in completing many of its smaller presses. In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company recently entered into amendments to purchase orders with General Motors.

    Under the terms of the amendments, the Company and General Motors agreed to revised shipping, payment and testing schedules. Most of the components of the first two presses were shipped in the fall of 1999 and the first quarter of 2000. Delivery dates (and related payments) for the third and fourth presses have been extended so that the components of the last press will not be shipped until the fourth quarter of 2000 and final payment will not be received until the first quarter of 2002, following completion of assembly and testing at the General Motors facility. The third press must be assembled and tested at Verson by the end of January 2001. Upon fulfillment of certain conditions set forth in the amendments, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two presses covered by this order. However, General Motors has reserved the right to cancel its order for the last two presses, if the Company at any time fails to provide reasonable assurances regarding its financial condition and continuing ability to complete the presses pursuant to the revised schedule. Such cancellation could have a material adverse effect on the Company. The Company's work-in-process inventories at December 31, 1999 included costs of components for the last two presses totaling $21,357,000.

    In addition, the Company also has had discussions with some of its suppliers who have expressed concern that the Company's financial condition has caused increasingly slower payment on invoices. To date, the Company has been able to negotiate with its major suppliers to continue to supply the Company with the raw materials necessary for the Company to fulfill its press orders, but there can be no assurance that such deliveries will continue if the Company is unable to timely pay its suppliers.

OPERATING RESULTS

    The Company's operations consist of one business segment--the Industrial Products Group--plus the Corporate Office. Since the sale of the Company's Coz division in 1997, the Industrial Products Group consists of the Company's Verson, Precision Press Industries ("PPI") and Verson Pressentechnik operations. PPI was established in the fourth quarter of 1997 and is engaged in the fabrication of large components and the assembly of small presses for the Verson division. In October 1998, the Company's Verson division formed a joint venture with Theodor Grabener GmbH & Co., KG of Germany and Automatic Feed Company of Napoleon, Ohio, that will help the two American companies more effectively penetrate the European market for large stamping presses and related systems. The new entity, Verson Pressentechnik GmbH, is located in Netphen-Werthenbach, Germany.

1999 COMPARED TO 1998

CONTINUING OPERATIONS

    Net sales from continuing operations for 1999 were $143,775,000 compared to net sales from continuing operations of $137,020,000 reported in 1998. Loss before taxes from continuing operations was $34,340,000 in 1999 compared to the loss before taxes from continuing operations of $35,999,000 in the prior year. The relatively modest reduction in the loss in 1999 was primarily attributable to an improvement in gross margins, offset in part by an increase in interest expense. The net loss for 1999 was $26,765,000 ($2.26 per common share-diluted) compared to a net loss of $14,113,000 ($1.19 per common share-diluted) in 1998.

    The increase in net sales was attributable to increased revenues recognized on the production of larger presses (size B and higher) in the current year. During 1999 the Company substantially completed production on orders for four large presses from Chrysler and continued production on the General Motors order for four large presses. Net sales of smaller presses as well as other products (parts, rebuilding of presses, etc.) in 1999 did not change significantly from levels of the prior year.

    In both 1999 and 1998, the Company reported a gross loss (i.e., cost of goods sold exceeded revenues). In 1999, the cost of goods sold exceeded revenues by $4,186,000, while in 1998 the amount was $10,094,000. Two factors which affected the negative margins reported in 1998 continued to affect margins in 1999. First, the Industrial Products Group's sales backlog at December 31, 1998 included revenues of approximately $50,000,000 on loss jobs. Additional losses were recorded on those jobs in 1999. The December 31, 1998 backlog also included future revenues of approximately $95,000,000, including approximately $92,000,000 recognized in 1999, for which anticipated gross margins were lower than historical levels prior to 1998. The Company recorded cumulative contract losses of $22,079,000 and $12,079,000 (including reserves of $5,142,000 and $8,813,000 for estimated future losses expected to be incurred on jobs in process) associated with jobs in process having a total sales value of $103,430,000 and $104,734,000 at December 31, 1999 and 1998, respectively.

    Second, the Industrial Products Group reported no gross profit on any press manufactured during 1999 until a point in production when all manufacturing costs could be reasonably estimated. In 1999 that point was when the press reached the final assembly stage. Reference is made to Note 1 of Notes to Consolidated Financial Statements--Revenue Recognition.

    The gross losses recorded in 1999 and 1998 reflect the positive effect ($2,900,000 and $5,000,000, respectively) of payments relating to the recovery of a claim associated with a prior period. The Company does not expect any additional recoveries relating to this claim.

    Because of the difficulties the Verson division encountered in 1998, Verson failed to meet delivery date requirements provided in several press orders. Verson recorded charges for penalties of approximately $600,000 and $1,200,000 in 1998 and 1999, respectively. The division may receive additional claims for significant penalty payments or damages in 2000 and 2001. At December 31, 1999, the division has reserves of approximately $1,800,000 for these potential claims.

    Selling and administrative expenses increased by $862,000 in 1999 compared to 1998. Increases in other administrative expenses more than offset a reduction in compensation expense related to exercises of stock options ($0 in 1999 compared to $1,119,000 in 1998), lower professional service costs related to the installation of new systems (approximately $425,000) and decreased employment costs following the curtailment of new hires in 1999 (approximately $275,000). Major factors in the increase in 1999 over 1998 were increases in Verson's bad debt provision (approximately $1,200,000), the full year effect of the Company's matching contributions under its 401(k) retirement plans which began in the fourth quarter of 1998 (approximately $700,000), expenses related to the Verson Pressentechnik division formed in the last quarter of 1998 (approximately $300,000) and increased professional, legal and bank fees related to several loan agreement amendments and other matters (approximately $1,100,000).

    Interest expense for both continuing and discontinuing operations in 1999 was $11,383,000 compared to interest expense of $6,201,000 in 1998. Interest expense in 1998 was partially offset by the capitalization of $979,000 of interest costs relating to the Company's building expansion project at the Verson division. The increase in interest expense in 1999 over 1998 was the result of a combination of an increase in average borrowings and an increase in average interest rates. At year end average interest rates on borrowings outstanding under new and amended credit agreements were 10.2% in 1999 compared to 7.2% in 1998. Reference is made to Note 12 of Notes to Consolidated Financial Statements in relation to an analysis of other (income) expense in 1999 and 1998.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provision (benefit) for income taxes in 1999 and 1998.

DISCONTINUED OPERATIONS

    Discontinued operations for 1999 and 1998 include the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense. Net sales associated with discontinued operations in 1999 totaled $143,897,000 compared to net sales of $136,814,000 in 1998. Increases in net sales were primarily related to turf/landscape products (approximately $5,500,000) and improved loader sales (approximately $6,000,000). In the past few years, the Company's Bush Hog division has concentrated on its turf and landscape product line through the development of new products and the acquisition in April 1998 of Universal Turf. Improvements in the loader product line sales were also associated with product development and the acquisition of the Great Bend Manufacturing Company in April 1998. The increases were partially offset by the effects of lower sales of cutter and disc mower products (approximately $6,000,000) in 1999. Sales of these products have been impacted by the effect of lower commodity prices for a majority of major crops and for most livestock segments. Livestock prices improved in the last quarter of 1999.

    Gross profit margins decreased by approximately 2.0 percentage points in 1999 due primarily to the effects of increased cash discounts, unfavorable labor variances and shipping costs. Additional cash discounts have been offered to dealers in 1999 to help reduce the amount of dealer inventory levels and to remain competitive in the market place. Unfavorable labor variances were the result of increased labor rates and the mix of products produced during the year. The increase in shipping costs was primarily associated with freight cost concessions granted to dealers. Similar concessions were offered by competing agricultural products manufacturers. Increases in selling and administrative expenses in 1999 over 1998 (approximately $1,650,000) were related to the acquisition of the Great Bend division and Universal Turf operations as noted above and to an increased pension accrual ($400,000).

    Income net of taxes from discontinued operations was $7,575,000 in 1999, a decrease of approximately $8,100,000 from income net of taxes from discontinued operations of $15,673,000 in 1998. In addition to the decline in gross profits and the increase in selling and administrative expenses noted above, allocated interest expense was approximately $2,700,000 higher in 1999 and litigation and product liability expenses increased by approximately $1,600,000 in 1999. There was an income tax benefit of $1,317,000 in 1998, none in 1999.

1998 COMPARED TO 1997

CONTINUING OPERATIONS

    Net sales from continuing operations for 1998 were $137,020,000 compared to net sales from continuing operations of $151,091,000 in 1997. The loss before taxes from continuing operations was $35,999,000 in 1998 compared to income before taxes from continuing operations of $7,681,000 in the prior year. The net loss for 1998 was $14,113,000 ($1.19 per common share-diluted) compared to net income of $15,646,000 ($1.27 per common share-diluted) in 1997.

    The decrease in net sales from continuing operations in 1998 was related to the loss of revenue from the Coz division which was sold in the early part of the fourth quarter of 1997. Revenue and profits are recognized on a percentage of completion basis at the Verson division. As described above, difficulties primarily associated with the manufacture of presses under major orders and the resulting stresses on manufacturing capacity caused Verson to incur losses in 1998. Operating results in 1998 and 1997 were favorably affected by the Company's recovery of a claim associated with prior periods of $5,000,000 in 1998 and $2,500,000 in1997.

    Selling and administrative expenses decreased modestly in 1998 compared to the prior year with decreases in corporate office administrative expenses offsetting higher selling and administrative expenses at the Verson division. Staff expansions and the establishment of an international sales and marketing department resulted in an increase in salaries and travel costs of approximately $1,800,000 at the Verson division. These increases were partially offset by the effect of the sale of the Coz division in the last quarter of 1997. Corporate administrative expenses decreased by approximately $1,350,000 in 1998 compared to the prior year due to the impact of reduction in staffing levels, the subleasing of a portion of the corporate office during 1998 and decreased compensation expenses related to stock option exercises.

    Interest expense from continuing and discontinued operations in 1998 totaled $6,201,000 compared to interest expense of $3,306,000 in the prior year. A portion of interest expense in 1998 ($2,469,000) and 1997 ($1,417,000) was allocated to discontinued operations based upon the discontinued operation's proportionate share of consolidated invested capital. The overall increase in interest expense before allocation was associated with increased borrowing needs related to higher consolidated receivable levels (associated with increases at all manufacturing operations of the Company) and increased inventory levels (primarily associated with the Verson division where orders for a total of 9 multi-station transfer presses were in production at December 31, 1998 and shipment and production delays had occurred). Other borrowing needs included fixed asset additions during 1998 (primarily including the Verson plant expansion), the acquisitions of Great Bend and Universal Turf in the second quarter of 1998 and the impact of the stock buyback program from prior years. Interest expense in 1998 was partially offset by the capitalization of $979,000 of interest costs relating to the Company's building expansion project at the Verson division.

    Reference is made to Note 12 of Notes to Consolidated Financial Statements for an analysis of other (income) expense in 1998 and 1997.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements for an analysis and explanation of the current and deferred provision (benefit) for income taxes in 1998 and 1997.

DISCONTINUED OPERATIONS

    Discontinued operations for 1998 and 1997 include the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense. Net sales associated with discontinued operations in 1998 totaled $136,814,000 compared to net sales of $119,471,000 in 1997. Approximately half of the increase was related to the acquisitions of the Great Bend and Universal Turf operations in the second quarter of 1998. The remainder of the increase was principally associated with increased cutter sales by the Bush Hog division to cattle ranchers, particularly in the first half of the year. Cattle ranchers use the cutters for grazing pasture maintenance. Cutter sales in 1998 were also favorably affected by new/redesigned products for the turf and landscaping market for utilization by commercial turf (sod) growers and by golf courses for maintenance. During the last half of 1998, sales were negatively affected by lower prices for major crops (corn, wheat, soybeans) and livestock commodities (cattle and hogs), which reduced farm income.

    Income before taxes decreased by approximately $2,800,000 in 1998 compared to the prior year. Gross profit margins decreased in 1998. Decreases were principally related to increased discounts offered to dealers and the impact of the mix of products sold. These decreases were partially offset by favorable manufacturing variances resulting from increased facility utilization and increased labor efficiencies at the Bush Hog division in 1998 and the effect of increased sales volume noted above from the acquisitions of Great Bend and Universal Turf. Selling and administrative expenses increased in 1998 in the Agricultural Products Group compared to the prior year. The majority of the increase related to the acquired operations of Great Bend and Universal Turf. Other increases were associated with increased commissions (due to increased sales volume) and advertising costs in 1998.

FINANCIAL CONDITION

DECEMBER 31, 1999

    Working capital associated with a combination of continuing operations and discontinued operations at December 31, 1999 was $(43,432,000) and the current ratio was .79 to 1.00. Net accounts receivable from continuing operations declined during 1999 by $5,241,000, reflecting an increase in the reserve for doubtful accounts and the lower level of billings in the Verson division in the last quarter of 1999 compared to the fourth quarter of the prior year. A decrease of $20,542,000 in inventory levels of continuing operations during 1999 was attributable in part to a larger amount in 1999 ($36,580,000) compared to 1998 ($25,902,000) of customer payments accounted for as a reduction of inventories.

    Fixed asset additions associated with continuing operations in 1999 totaled $7,085,000 including approximately $3,600,000 relating to completion of the assembly building addition at Verson. There were no major fixed asset dispositions in 1999.

    The net decrease in accounts payables associated with continuing operations in 1999 ($13,901,000) reflects the effect of reduced production levels in the Industrial Products Group and the reduction in customer deposits accounted for as accounts payable. Verson initially accounts for customer deposits received against orders as accounts payable. As production continues on such orders, the division reduces the amount classified as a liability and credits the amount as a reduction in work in process inventory. The increase in accrued expenses ($3,298,000) was primarily associated with increased accruals for legal matters as discussed in Note 10 of Notes to Consolidated Financial Statements and the accrual of costs related to the sale of an 80.1% interest in the Agricultural Products Group subsequent to the end of 1999. Net borrowing under the revolving credit agreement increased by $11,400,000 in 1999.

    Current and noncurrent assets and current and noncurrent liabilities associated with discontinued operations consist of assets and liabilities of the former Agricultural Products Group. The assets and liabilities of that Group were transferred to a new entity and the Company recorded a gain on the sale of an 80.1% interest in the entity on March 7, 2000.

DECEMBER 31, 1998

    Working capital associated with a combination of continuing operations and discontinued operations at December 31, 1998 was $(14,955,000) and the current ratio was .92 to 1.00. Net accounts receivable from continuing operations increased by $5,162,000, attributable largely to the shipment of a large press in the last quarter of 1998. Net inventory levels increased by $16,270,000 during 1998. Increases in inventory levels reflecting the large number of presses in production at the end of 1998 ($25,083,000) were partially offset by inventory valuation reductions in 1998 of $8,813,000.

    Fixed asset additions ($31,459,000) included construction costs associated with an assembly building expansion project at the Verson division. The project approximately doubled the size of Verson's assembly facility and is expected to increase the division's assembly capacity by approximately 30%. Funds to finance these additions include borrowings under the Amended and Restated Credit Agreement. Other than the sale of the former White-New Idea facility in Coldwater, Ohio (which had been leased to the purchaser of the operation since 1994), there were no major asset dispositions in 1998.

    Accounts payable and accrued expenses increased by $29,324,000 during 1998. The increase was consistent with the increase in accounts receivable and inventories for the year, before taking into account an inventory valuation reduction.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in the operating activities related to the Company's continuing operations totaled $12,361,000, $26,451,000, and $14,944,000 during 1999, 1998 and 1997 respectively, a total in excess of $53,000,000 over three years. Cash used in 1999 and 1998 ($38,812,000) included losses from continuing operations for the two years ($64,126,000). Cash used in 1997 included increased inventory levels. Net cash used in investing activities related to continuing operations amounted to $7,011,000 in 1999 and $27,142,000 in 1998. Net cash provided by investing activities in 1997 was $4,638,000, reflecting proceeds from the sale of the Company's Coz division, net of additions at Verson. Investing activities in 1999 and 1998 primarily related to the expansion of Verson's assembly capacity.

    Net cash provided by the operating activities related to discontinued operations was $12,790,000, $7,862,000 and $12,929,000 in 1999, 1998 and 1997,
respectively, a total of $33,581,000 over three years. Cash flow used for investing activities for discontinued operations related primarily to plant additions and acquisitions. No significant cash was used in financing activities.

    At December 31, 1999, the Company's sales backlog associated with continuing operations was $51,401,000 compared to $145,268,000 at December 31, 1998. All of the backlog was related to the Verson division, and consisted of revenue not yet recorded representing the uncompleted portion of presses currently being manufactured, press equipment, the manufacturing of which has been subcontracted to outside sources, unearned revenue associated with the installation of presses and unfilled orders for part sales. Approximately 90% of the production against these orders will be completed in 2000. In general, accumulated production costs of these press orders are not invoiced until shipment of the related press or press component. As indicated earlier, the Company believes that its relatively low backlog will translate into significantly lower revenues from continuing operations in 2000.

    The Company recently reduced the manufacturing workforce at the Verson division by approximately 50 individuals. Additional manufacturing (direct and indirect) reductions as well as reductions in the non manufacturing areas are likely in the near future depending on the level of new orders received. Other cost reduction measures are being reviewed so as to reduce future cash needs and increase profitability. The potential cost reductions could lead to a restructuring charge in 2000.

    Reference is made to Note 4 of Notes to Consolidated Financial Statements for a discussion of income taxes and deferred tax assets.

    Reference is made to Note 10 of Notes to Consolidated Financial Statements for a discussion of outstanding environmental and legal issues and other contingent liabilities. To the extent that any of these claims are not covered by insurance or are ultimately resolved for amounts in excess of the Company's applicable insurance coverage, they could have a significant negative impact on the Company's cash flow and its ability to finance its operations.

    Reference is made to Note 5 of Notes to Consolidated Financial Statements for a discussion of changes in the Company's loan agreements during 1999.

    As of December 31, 1999, the Company had cash and cash equivalents of $1,054,000 and additional funds of $3,421,000 available under its Second Amended and Restated Credit Agreement. In addition, the Company had the capacity to borrow up to $5,000,000 under a loan agreement with Henry Crown and Company. See
Note 5 to Notes to Consolidated Financial Statements.

SUBSEQUENT EVENTS

    Simultaneous with the transfer of assets and liabilities to New Bush Hog and the sale of an 80.1% membership interest in New Bush Hog to Bush Hog Investors on March 7, 2000, the Company repaid all of its outstanding bank indebtedness and the Company's banks released their security interests in the assets transferred to New Bush Hog, as well as in all of the Company's other assets. The Company funded this repayment with the net proceeds received from Bush Hog Investors, a distribution from New Bush Hog of approximately $3,600,000 plus new borrowings described below. See Note 5 of Notes to Consolidated Financial Statements.

    On March 7, 2000, the Company entered in a Loan and Security Agreement with LaSalle Bank N.A. ("LaSalle"). Under the terms of the agreement, the Company borrowed $18,000,000 at a floating prime

(prime less 100 basis points) rate. Amounts outstanding under the agreement are due September 7, 2002. Prepayment is allowed without penalty. The loan is secured by a first lien on the Company's 19.9% interest in New Bush Hog.

    The Company also entered into a new $30,000,000 credit facility with Foothill Capital Corporation (Foothill) effective March 29, 2000. The new credit facility has a three year term, maturing in March 2003, and consists of a term loan sub-line of $10,600,000 and a revolving credit facility which may be drawn upon from time to time up to the lower of $19,400,000 and an amount based upon a percentage of eligible accounts receivable and eligible inventories relating to presses which are within 60 days of shipment, as determined by Foothill subject to reserves as determined by Foothill (the "Borrowing Base"). The amount available under the term loan sub-line is reduced by $176,667 monthly commencing in September 2000. The maximum remaining amount due at maturity in March 2003 is $5,123,323. All amounts due under the facility become immediately due and payable in the event of a material adverse change. Interest is payable monthly at a floating prime rate (prime plus 200 basis points on the term loan, prime plus 125 basis points on the revolver and prime plus 150 basis points on letter of credit financing). In the event of a default, the interest rate increases by 300 basis points. Foothill received a closing fee of $300,000 and will also receive a monthly fee of $50,000 for each month an advance against special projects accounts receivable is outstanding under the revolving credit facility. With certain exceptions, the penalty for prepayment is $900,000 (3% of the maximum credit available) in the first year, declining to 2% and 1% in the second and third years. Certain portions of the Borrowing Base will be determined in June, following Foothill's review and determination of eligible receivables.

    In connection with the Foothill loan, the Company granted a lien upon and security interests in substantially all of its assets. The loan agreement requires that the Company sell its remaining interest in New Bush Hog on or before June 30, 2000. Restrictions in the Foothill loan agreement include, among other things, limitations on capital expenditures, liens and guaranties and restrictions on acquisitions, investments and dividends without Foothill's consent. Financial covenants include a covenant that earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of extraordinary gains, exceed the amounts listed below as of the dates and for the periods indicated:

June 30, 2000              last three months          ($1,300,000)
September 30, 2000         last six months            ($3,500,000)
December 31, 2000          last nine months           ($4,600,000)
March 31, 2001             last twelve months         ($3,900,000)
June 30, 2001              last twelve months         ($3,000,000)
September 30, 2001         last twelve months          $1,300,000
December 31, 2001          last twelve months          $7,600,000

    While the Company projects that it will be able to comply with this covenant, the Company's EBITDA for future periods cannot be predicted with a reasonable degree of certainty. The Company's future operating results depend, among other things, upon the receipt in the next several months and continuing thereafter of new press orders in appropriate sequences and bearing appropriate margins. Because the Borrowing Base is limited solely to a percentage of eligible accounts receivable and inventories relating to presses which are within 60 days of shipment (and not to a percentage of total inventories as well), the credit facility is not a source of financing for the substantial work-in-process inventories frequently required in the Company's business. This will limit the number and magnitude of press orders without customer deposits which the Company may accept.

    On March 23, 2000, the Company agreed to sell its New Bush Hog membership interest to Bush Hog Investors for $31,426,134, less 19.9% of net balance sheet adjustments of New Bush Hog through the closing date. On March 7, 2000, New Bush Hog reduced its net worth by approximately $18,000,000 by making distributions to its members including approximately $3,600,000 to the Company. The Company therefore expects to receive from the sale approximately $28,000,000 plus the Company's pro rata share of New Bush Hog's undistributed income through the closing. The sale is scheduled to close on or before June 30, 2000. Approximately $4,000,000 of the sale proceeds will be escrowed as security for the Company's indemnification obligations under the Company's initial sale of an 80.1% membership interest to Bush Hog Investors. The Company will apply $18,000,000 of the proceeds from the sale of its membership interest in New Bush Hog to prepay its outstanding indebtedness to LaSalle under the loan agreement described above.

    The Company is installing a horizontal boring mill acquired in an installment sale for approximately $5,000,000 and is negotiating a five-year financing lease to finance the acquisition. The Company believes that the acquisition of this new equipment will permit the Company to reduce subcontracting on future major press orders.

OUTLOOK

    The sale of an 80.1% membership interest in New Bush Hog and the proposed sale of the Company's remaining membership interest in New Bush Hog will have a positive effect on the Company's working capital, equity and debt-to-equity ratio. At the same time, the effect of the sale is to deprive the Company of the cash flow generated by the operating activities of its former Agricultural Products Group ($12,790,000 and $7,862,000, respectively in 1999 and 1998).

    The principal sources of liquidity for the Company's continuing operations will be its operating cash flows, if any, and borrowings under the new credit facility with Foothill. The Company projects that after application of the net proceeds of the sale of an 80.1% interest in New Bush Hog, it will require approximately $37,000,000 in cash in 2000 to, among other things, (1) discharge certain accrued liabilities and claims arising out of events associated with operations of the Agricultural Products Group before March 7, 2000,
(2) extinguish the remainder of its outstanding indebtedness to banks,
(3) reduce outstanding payables, (4) finance peak working capital requirements of the Industrial Products Group and (5) finance the acquisition of new equipment. Verson's peak working capital requirements could vary significantly, either higher or lower, from the projected level. The working capital needs of Verson will depend upon the magnitude of new press orders, the timing of the receipt of those orders, the timing of production under the orders and the extent to which the Company receives progress payments on those orders. The Company's working capital projections are also conditioned upon successful negotiation of the Verson labor agreement which expires in June 2000. The Company anticipates that its projected cash and capital requirements will be funded in part by the proceeds (net of escrow requirements) from the sale of its remaining New Bush Hog membership interest (approximately $24,000,000) and a financing lease (approximately $5,000,000), with the remainder being financed by borrowings under the Foothill credit facility.

    The key challenges faced by the Company's Industrial Products Group include:

    1. New Profitable Business. The Group's operating results in 2000 will be adversely affected by (a) the current low level of the Group's backlog ($51,401,000 at December 31, 1999 compared to $145,268,000 a year earlier) and (b) the fact that approximately 50% of the current backlog represents no margin work booked in 1997. Because of the fall off in new orders in 1999 and the first quarter of 2000, Verson is expected to have excess capacity during 2000, revenues are expected to decline substantially and the Company anticipates that it will incur an operating loss. The group's long term viability depends upon the generation of new orders with appropriate margins as well as a timely adjustment of the Company's cost structure consistent with the level of orders received.

    2. Management of Major Projects. The Company has been working to correct the operating problems of its Industrial Products Group and has taken several significant steps which it believes will help to correct the problems. These steps include changes in the group management team, development of a new planning system that will help the Company plan and track engineering, purchasing and manufacturing costs, and the acquisition of equipment which should enable the Company to reduce outsourcing work. The group in the future must demonstrate its ability to estimate costs of major projects accurately and to manage those projects so that they are completed on time and on budget.

    3. Adequacy of Financial Resources. The Company and one of its customers amended several related press orders to address the customer's concern that the Company may lack the necessary financial resources to complete orders already in production. The customer has conditionally agreed to permit the completion of the orders pursuant to a revised schedule, subject to the customer's ongoing review of the Company's financial status. Similarly, due to the Company's financial condition, the Company was slow during 1999 and the first quarter of 2000 to make payments to its creditors, including its suppliers. This has raised concern among suppliers about whether to continue to supply the Company and extend additional credit. Two additional challenges that the Company faces in its business are (1) the business must carry relatively large work-in-process inventories because of the significant periods of time necessary to plan, design and build large metal forming presses and
        (2) the business is subject to the timing, severity and duration of automotive customer buying cycles. The Company must have the ability to obtain financing, including customer deposits, in order to address these challenges.

    The Company has obtained the Foothill credit lines of up to $30,000,000 secured by the assets of its Verson division and anticipates that it will enter into a financing lease during the second quarter of 2000 to finance capital equipment purchased during the first quarter of 2000 at a cost of approximately $5,000,000. These financings are subject to preconditions regarding the Company's eligible borrowing base and to on-going compliance requirements, which if not met would permit Foothill and/or the financing lease lessor to declare an event of default under the applicable agreements. The Company's ability to meet these requirements is dependent on future results which cannot be predicted with certainty.

    Although the Foothill credit lines (with the exceptions previously noted) do not provide for loans against work-in-process and raw material inventories, the Company believes that it has financing in place for calendar year 2000 that will be adequate to support the initiatives necessary in 2000 to improve the operations of Verson and secure new orders. While there can be no assurance that additional financing will not be necessary at some point in 2000, currently the credit line appears sufficient to address projected fluctuations in working capital and cash requirements. If these lines of credit become inadequate or an event of default is declared, the Company will be required to pursue alternative financing sources at that time.

MARKET RISK

    The Company's market risk is the exposure to adverse changes in interest rates. At December 31, 1999, the Company's total debt outstanding (revolving credit agreement and capitalized leases) totaled $134,483,000. Capitalized lease debt ($3,783,000) was represented by fixed rate financing and was not subject to market rate fluctuations. The remaining portion of the Company's debt at December 31, 1999 ($130,700,000) was subject to the terms of the Amended and Restated Credit Agreement that provided for interest rates at either a floating prime (prime plus 250 basis points) or fixed LIBOR rate, plus 400 basis points. The base interest rates were periodically agreed to with the lender for fixed periods of 30 to 90 days. The balance outstanding at December 31, 1999 approximated fair market value. A hypothetical immediate 10% increase in interest rates would adversely affect 2000 earnings and cash flow by approximately $1,335,000 based on the composition of debt levels at December 31, 1999.

YEAR 2000 COMPLIANCE

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. As of the date of the filing of this annual report on Form 10-K, the Company has not experienced any Year 2000 problems, either internally or with third party vendors or customers. Although the Company is not aware of any Year 2000 problems experienced by its third party vendors and does not expect that its operations will be affected by any Year 2000 problems in the future, there can be no assurance that the Company's operations will not be affected by Year 2000 problems. However, the Company believes that the possibility of significant interruptions of normal operations is remote.

CAUTIONARY FACTORS

    This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. Actual results may differ materially. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

    The Company's principal continuing business involves designing, manufacturing, marketing and servicing complex medium and large metal forming presses. Significant periods of time are necessary to plan, design and build these complex machines. With respect to new presses, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase and install these presses. The installation of the press may be an integral part of a customer's program for the introduction and manufacture of a new model of an automobile or appliance. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing progress payments for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance.

    Other factors that could cause actual results to differ materially from those contemplated include:

    - Factors relating to the Company's ability to obtain financing and refinancing, to comply with covenants in its loan agreements and to maintain a satisfactory credit standing with its suppliers.

    - Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: the restructuring and automation of customer manufacturing processes, the cash flows of customers; consolidations in the automobile industry; work stoppages at customers; and the timing, severity and duration of automotive customer buying cycles.

    - Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; customers' perceptions of the advantages of dealing with a single press manufacturer; whether the Company has successful reference installations demonstrate the speed, efficiency and reliability of new presses to customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the availability of manufacturing capacity at the Company's factory and changes in the value of the dollar relative to German and Japanese currencies.

    - Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major projects; the adequacy of the Company's systems to manage major projects and its success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; and plant capacity and utilization.

    - Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

SAFE HARBOR STATEMENT

    Statements contained within the description of the business of the Company contained in Item 1, the Management's Discussion and Analysis of Financial Conditions and Results of Operation as well as within the non 10-K portion of the 1999 Annual Report that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. Operations of the Company include the manufacturing and sale of agricultural and industrial machinery. Factors affecting all operations of the Company include actions of competitors in the industries served by the Company, production difficulties including capacity and supply constraints, labor relations, interest rates and other risks and uncertainties. Additional risks and uncertainties under the sections "Outlook" and "Cautionary Factors" within the Management's Discussion and Analysis of Financial Condition and Results of Operation should also be noted. The Company's outlook is based upon assumptions relating to the factors discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated herein by reference to the section entitled, "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 (This page has been left blank intentionally.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Allied Products Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), shareholders' investment and cash flows listed in the index appearing under Part IV of Form 10-K (Item 14(a)1), present fairly, in all material respects, the consolidated financial position of Allied Products Corporation and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Part IV of Form 10-K (Item 14(a)2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 3, 2000

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1999            1998            1997
                                                  -------------   -------------   -------------
Net sales from continuing operations............  $143,775,000    $137,020,000    $151,091,000
Cost of products sold...........................   147,961,000     147,114,000     123,099,000
                                                  ------------    ------------    ------------
  Gross profit (loss)...........................  $ (4,186,000)   $(10,094,000)   $ 27,992,000
                                                  ------------    ------------    ------------
Other costs and expenses:
  Selling and administrative expenses...........  $ 22,113,000    $ 21,251,000    $ 21,440,000
  Interest expense..............................     6,205,000       3,732,000       1,889,000
  Other (income) expense, net...................     1,836,000         922,000    $ (3,018,000)
                                                  ------------    ------------    ------------
                                                  $ 30,154,000    $ 25,905,000    $ 20,311,000
                                                  ------------    ------------    ------------
Income (loss) before taxes from continuing
  operations....................................  $(34,340,000)   $(35,999,000)   $  7,681,000
Provision (benefit) for income taxes:
  Current.......................................       --               12,000          84,000
  Deferred......................................       --           (6,225,000)      2,757,000
                                                  ------------    ------------    ------------
Income (loss) from continuing operations........  $(34,340,000)   $(29,786,000)   $  4,840,000
Discontinued operations, net of tax.............     7,575,000      15,673,000      10,806,000
                                                  ------------    ------------    ------------
Net income (loss)...............................  $(26,765,000)   $(14,113,000)   $ 15,646,000
                                                  ============    ============    ============
Earnings (loss) per common share:
  Basic:
    Continuing operations.......................    $(2.90)         $(2.51)          $0.40
                                                      0.64            1.32            0.89
                                                  ------------    ------------    ------------
    Discontinued operations.....................
                                                    $(2.26)         $(1.19)          $1.29
                                                  ============    ============    ============
    Income (loss) per common share..............
  Diluted:
                                                    $(2.90)         $(2.51)          $0.39
    Continuing operations.......................
                                                      0.64            1.32            0.88
                                                  ------------    ------------    ------------
    Discontinued operations.....................
                                                    $(2.26)         $(1.19)          $1.27
                                                  ============    ============    ============
    Income (loss) per common share..............
Weighted average shares outstanding:
  Basic.........................................    11,838,000      11,895,000      12,107,000
                                                  ============    ============    ============
  Diluted.......................................    11,838,000      11,895,000      12,353,000
                                                  ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Current Assets:
  Cash and cash equivalents.................................  $  1,054,000    $    727,000
                                                              ------------    ------------
  Notes and accounts receivable, less allowances of
    $1,130,000 and $266,000, respectively...................  $ 20,460,000    $ 25,701,000
                                                              ------------    ------------
  Inventories:
    Raw materials...........................................  $  3,571,000    $  5,591,000
    Work in process.........................................    43,094,000      61,616,000
                                                              ------------    ------------
                                                              $ 46,665,000    $ 67,207,000
                                                              ------------    ------------
  Deferred tax asset........................................  $  8,995,000    $ 10,540,000
                                                              ------------    ------------
  Prepaid expenses..........................................  $    228,000    $    315,000
                                                              ------------    ------------
  Current assets associated with discontinued operations....  $ 84,073,000    $ 77,374,000
                                                              ------------    ------------
      Total current assets..................................  $161,475,000    $181,864,000
                                                              ------------    ------------
Plant and Equipment, at cost:
  Land......................................................  $  1,671,000    $  1,688,000
  Buildings and improvements................................    52,435,000      49,036,000
  Machinery and equipment...................................    36,603,000      32,863,000
                                                              ------------    ------------
                                                              $ 90,709,000    $ 83,587,000
  Less--Accumulated depreciation and amortization...........    32,023,000      26,971,000
                                                              ------------    ------------
                                                              $ 58,686,000    $ 56,616,000
                                                              ------------    ------------
Other Assets:
  Deferred tax asset........................................  $  4,165,000    $  4,165,000
  Deferred charges (goodwill), net of amortization..........     1,134,000       1,313,000
  Other.....................................................     2,853,000       2,511,000
  Noncurrent assets associated with discontinued
    operations..............................................    28,298,000      29,335,000
                                                              ------------    ------------
                                                              $ 36,450,000    $ 37,324,000
                                                              ------------    ------------
                                                              $256,611,000    $275,804,000
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Current Liabilities:
  Revolving credit agreement................................  $130,700,000    $119,300,000
  Current portion of long-term debt.........................     1,023,000         223,000
  Accounts payable..........................................    32,659,000      46,560,000
  Accrued expenses..........................................    22,648,000      19,350,000
  Current liabilities associated with discontinued
    operations..............................................    17,877,000      11,386,000
                                                              ------------    ------------
      Total current liabilities.............................  $204,907,000    $196,819,000
                                                              ------------    ------------
Long-term debt, less current portion shown above............  $    378,000    $    572,000
                                                              ------------    ------------
Other long-term liabilities.................................  $  5,442,000    $  4,557,000
                                                              ------------    ------------
Noncurrent liabilities associated with discontinued
  operations................................................  $  2,814,000    $  2,126,000
                                                              ------------    ------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Undesignated--authorized 2,000,000 shares at
      December 31, 1999 and 1998; none issued...............  $    --         $    --
  Common stock, par value $.01 per share; authorized
    25,000,000 shares; issued 14,047,249 shares at
    December 31, 1999 and 1998..............................       140,000         140,000
  Additional paid-in capital................................    97,971,000      98,377,000
  Retained earnings (deficit)...............................   (12,524,000)     16,131,000
                                                              ------------    ------------
                                                              $ 85,587,000    $114,648,000
  Treasury stock at cost: 2,200,203 and 2,228,640 shares at
    December 31, 1999 and 1998, respectively................   (42,517,000)    (42,918,000)
                                                              ------------    ------------
      Total shareholders' investment........................  $ 43,070,000    $ 71,730,000
                                                              ------------    ------------
                                                              $256,611,000    $275,804,000
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                     1999            1998            1997
                                                 -------------   -------------   -------------
Cash Flows from Operating Activities:
  Income (loss) from continuing operations.....  $ (34,340,000)  $ (29,786,000)  $  4,840,000
  Income from discontinued operations..........      7,575,000      15,673,000     10,806,000
                                                 -------------   -------------   ------------
    Net income (loss)..........................  $ (26,765,000)  $ (14,113,000)  $ 15,646,000
  Adjustments to reconcile income (loss) from
    continuing operations to cash provided from
    (used for) operating activities:
    Gains on sales of operating and
      nonoperating assets......................        (75,000)     (1,829,000)    (1,628,000)
    Depreciation and amortization..............      5,288,000       3,316,000      2,867,000
    Amortization of deferred charges...........        179,000         179,000        177,000
    Deferred income tax provision (benefit)....       --            (6,225,000)     2,757,000
    Provision for doubtful accounts............      1,367,000         179,000         30,000
    Provision for inventory valuation..........     12,122,000       8,813,000        --
    Stock option compensation..................       --             1,119,000      1,375,000
    Changes in noncash assets and liabilities,
      net of effects of assets/businesses
      acquired or sold and noncash
      transactions:
      (Increase) decrease in accounts
        receivable.............................      3,874,000      (5,341,000)     1,081,000
      (Increase) decrease in inventories.......      8,420,000     (25,083,000)   (20,795,000)
      (Increase) decrease in prepaid
        expenses...............................         87,000          70,000       (297,000)
      Increase (decrease) in accounts payable
        and accrued expenses...................     (9,921,000)     29,324,000     (4,628,000)
    Other, net.................................        638,000      (1,187,000)      (723,000)
  Adjustment to reconcile income from
    discontinued operations to cash provided
    from (used for) discontinued operations....      5,215,000      (7,811,000)     2,123,000
                                                 -------------   -------------   ------------
  Net cash provided from (used for) operating
    activities.................................  $     429,000   $ (18,589,000)  $ (2,015,000)
                                                 -------------   -------------   ------------
Cash Flows from Investing Activities:
  Additions to plant and equipment.............  $  (7,085,000)  $ (30,459,000)  $(10,564,000)
  Proceeds from sales of plant and equipment...         74,000       3,317,000        465,000
  Proceeds from sales of assets/businesses.....       --              --           14,737,000
  Net cash used in discontinued operations.....     (1,708,000)    (19,222,000)    (4,731,000)
                                                 -------------   -------------   ------------
  Net cash used for investing activities.......  $  (8,719,000)  $ (46,364,000)  $    (93,000)
                                                 -------------   -------------   ------------
Cash Flows from Financing Activities:
  Borrowings under revolving credit
    agreements.................................  $ 124,000,000   $ 186,000,000   $122,000,000
  Payments under revolving credit agreements...   (112,600,000)   (117,100,000)   (98,600,000)
  Payments of short and long-term debt.........       (361,000)       (218,000)      (152,000)
  Purchases of treasury stock..................       --            (1,624,000)   (21,572,000)
  Dividends paid...............................     (1,890,000)     (1,904,000)    (1,770,000)
  Stock rights/option transactions.............       (119,000)         91,000      2,096,000
  Net cash used in discontinued operations.....       (413,000)       (174,000)      (118,000)
                                                 -------------   -------------   ------------
  Net cash provided from financing
    activities.................................  $   8,617,000   $  65,071,000   $  1,884,000
                                                 -------------   -------------   ------------
Net increase (decrease) in cash and cash
  equivalents..................................  $     327,000   $     118,000   $   (224,000)
Cash and cash equivalents at beginning of
  year.........................................        727,000         609,000        833,000
                                                 -------------   -------------   ------------
Cash and cash equivalents at end of year.......  $   1,054,000   $     727,000   $    609,000
                                                 =============   =============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1999          1998         1997
                                                       -----------   ----------   ----------
Supplemental Information:
 (A)  Noncash investing and financing activities:
  1.  Assets acquired through the assumption of
        debt.........................................  $ 1,632,000   $1,559,000   $  526,000
                                                       ===========   ==========   ==========
  2.  Treasury shares issued in lieu of cash for the
        Company's Incentive Compensation Plan........  $   114,000   $   --       $   --
                                                       ===========   ==========   ==========
 (B)  Interest paid during year......................  $11,564,000   $6,033,000   $3,225,000
                                                       ===========   ==========   ==========
 (C)  Income/franchise taxes paid, net of (refunds),
        during year..................................  $  (351,000)  $1,072,000   $1,313,000
                                                       ===========   ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                           COMMON AND TREASURY STOCK

                                                                  COMMON          TREASURY
                                                              ($.01 PAR VALUE      STOCK,
                                                                PER SHARE)        AT COST
                                                              ---------------   ------------
Balance at December 31, 1996................................     $ 94,000       $(23,539,000)
  Issuance of 4,682,405 common shares in connection with a
    three-for-two stock split...............................       46,000            --
  Purchase of 974,930 common shares for treasury purposes...      --             (21,572,000)
  Treasury shares issued (188,273) in connection with the
    exercises of stock options..............................      --               2,858,000
                                                                 --------       ------------
Balance at December 31, 1997................................     $140,000       $(42,253,000)
  Purchase of 144,943 common shares for treasury purposes...      --              (1,624,000)
  Treasury shares issued (60,566) in connection with the
    exercises of stock options..............................      --                 959,000
                                                                 --------       ------------
Balance at December 31, 1998................................     $140,000       $(42,918,000)
  Treasury shares issued (28,437) in lieu of cash for the
    Company's Incentive Compensation Plan...................      --                 401,000
                                                                 --------       ------------
Balance at December 31, 1999................................     $140,000       $(42,517,000)
                                                                 ========       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

           ADDITIONAL PAID-IN CAPITAL AND RETAINED EARNINGS (DEFICIT)

                                                              ADDITIONAL      RETAINED
                                                                PAID-IN       EARNINGS
                                                                CAPITAL      (DEFICIT)
                                                              -----------   ------------
Balance at December 31, 1996................................  $97,586,000   $ 18,272,000
  Net income for the year...................................      --          15,646,000
  Common dividends declared and paid--$.147 per share.......      --          (1,770,000)
  Issuance of 4,682,405 common shares in connection with a
    three-for-two stock split...............................      (46,000)       --
  Treasury shares issued in connection with the exercises of
    stock options...........................................      613,000        --
  Tax benefit associated with stock option exercises........      365,000        --
                                                              -----------   ------------
Balance at December 31, 1997................................  $98,518,000   $ 32,148,000
  Net loss for the year.....................................      --         (14,113,000)
  Common dividends declared and paid--$.16 per share........      --          (1,904,000)
  Treasury shares issued in connection with the exercises of
    stock options...........................................     (141,000)       --
                                                              -----------   ------------
Balance at December 31, 1998................................  $98,377,000   $ 16,131,000
  Net loss for the year.....................................      --         (26,765,000)
  Common dividends declared and paid--$.16 per share........      --          (1,890,000)
  Treasury shares issued in lieu of cash for the Company's
    Incentive Compensation Plan.............................     (287,000)       --
  Purchase of Shareholder Rights............................     (119,000)       --
                                                              -----------   ------------
Balance at December 31, 1999................................  $97,971,000   $(12,524,000)
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

  NATURE OF OPERATIONS--

    Allied Products Corporation's continuing operations manufacture large metal stamping presses through its Industrial Products Group. The Company's Agricultural Products Group, which manufactured implements and machinery used in agriculture, landscaping and ground maintenance businesses, was sold subsequent to the end of 1999--see Note 3. The Company's Coz division, which was part of the Industrial Products Group and supplied thermoplastic compounds and additives, was sold in the fourth quarter of 1997. All manufacturing operations are within the United States. Implements and machinery manufactured by the discontinued Agricultural Products Group are primarily sold through dealerships in the United States with some limited export sales to Canada. Metal stamping presses produced by the Industrial Products Group are sold directly to the end users which include automobile manufacturers, first and second tier automotive parts producing companies and the appliance industry. Automobile manufacturers and automotive parts producing companies account for approximately 95% of consolidated net sales from continuing operations in 1999. Press sales generally are concentrated in the United States and Mexico.

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

  REVENUE RECOGNITION--

    Sales by the discontinued Agricultural Products Group are recorded when products are shipped to independent dealers in accordance with industry practices. Provisions for sales incentives and other sales related expenses are made at the time of the sale.

    Revenue and costs related to press manufacturing within the Industrial Products Group are recognized on the percentage of completion method. Prior to 1997, the Company's basis for measuring progress on contracts was based primarily on internal labor hours. At the time, labor hours of Company employees were considered a reasonable indicator of the progress on the contract. In late 1996, because of a significant increase in the Company's backlog, significantly more subcontracting was starting to be initiated on each project. In the first quarter of 1997, it was concluded that using Verson labor hours as a basis for measuring progress was not consistent with how business was being done. The Company concluded that it was more appropriate to use a production milestone approach by individual press in the first quarter of 1997. This approach to measuring progress focused on engineering, manufacturing and final check-out as the key measures on individual presses manufactured under one contract. At the beginning of each job, cost and revenue estimates were made for both engineering and manufacturing work. Estimates were also made on the amount of time the engineering and manufacturing work would take to complete.

    Under this contract milestone approach, the key progress measures were based on the estimated timeframe assoiated with the engineering and production process of each individual press. The determination of progress was based upon the months of engineering or production incurred, compared to total engineering or production scheduled for each individual press.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Verson personnel monitored progress on individual presses on an ongoing basis. Such monitoring would result in changes based upon changes in the estimated time to complete engineering and manufacturing work.

    In the fourth quarter of 1998, the Company undertook a comprehensive review of the compilation of costs and revenue recognition associated with each press and recorded additional changes to cost estimates of approximately $21,000,000. The Company determined that, in an environment where there were significant production delays, subcontract delays, internal space constraints, cost overruns and inefficiencies, reassessment of the appropriateness of measuring progress based on contract milestones was required. Commencing in the fourth quarter of 1998, the Company discontinued using contact milestones to measure contract progress and began measuring progress on contracts based on the percentage that incurred costs to date bear to the total estimated costs after giving effect to the most recent estimates of total costs.

    The cumulative impact of revisions in total cost estimates during the manufacturing process is reflected in the period in which the changes become known. On press orders where margin levels cannot be reasonably estimated, the Company does not recognize any gross profit margin until the particular press in process reaches a point in production where the gross profit margin can be reasonably estimated. Margins are then recognized over the remaining period of production. Certain press orders contain penalties for late delivery. Such penalties are considered part of the cost of the press when late delivery of the press appears probable. Losses expected to be incurred on jobs in process are charged to income as soon as such losses are known. The Company has recorded cumulative contract losses of $22,079,000 and $12,079,000 (including reserves of $5,142,000 and $8,813,000 at December 31, 1999 and 1998, respectively, for estimated future losses expected to be incurred on jobs in process) associated with several jobs in process having a total sales value of $103,430,000 and $104,734,000 at December 31, 1999 and 1998, respectively. Other uncertainties associated with these contracts make it reasonably possible that additional losses could occur in the near term--see Note 10.

  ACCOUNTS RECEIVABLE--

    Current accounts receivables for the discontinued Agricultural Products Group are net of provisions for sales incentive programs and returns and allowances. Extended payment terms (up to one year) are offered to dealers in the form of floor plan financing which is customary within the industry. Such receivables (with the exception of receivables associated with service parts) are generally not collected until the dealer sells the related piece of equipment to a retail customer. The Company maintains a security interest in the equipment related to such receivables to minimize the risk of loss.

  INVENTORIES--

    The basis of all of the Company's inventories is determined by using the lower of FIFO cost or market method.

    Included in work in process inventory are accumulated costs ($49,105,000 at December 31, 1999 and $70,400,000 at December 31, 1998) associated with contracts under which the Company recognizes revenue on a percentage of completion basis. These balances include unbilled actual production costs incurred plus a measure of estimated profit/loss ($3,786,000 loss at December 31, 1999 and $695,000 profit at December 31, 1998) recognized in relation to the sales recorded, less customer payments ($36,580,000 at December 31, 1999 and $25,902,000 at December 31, 1998) associated with the work in process inventory. A significant portion of the work in process inventory will be completed, shipped and invoiced prior to the end of the following year.

  PLANT AND EQUIPMENT--

    Expenditures for the maintenance and repair of plant and equipment are charged to expense as incurred. Expenditures for major replacement or betterment are capitalized. Interest costs of $979,000 were capitalized in 1998 (none in 1999 or 1997) in relation to the construction of a building

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES addition at the Verson division of the Industrial Products Group. The cost and related accumulated depreciation of plant and equipment replaced, retired or otherwise disposed of is removed from the accounts and any gain or loss is reflected in earnings.

  DEPRECIATION--

    Depreciation of the original cost of plant and equipment is charged to expense over the estimated useful lives of such assets calculated under the straight-line method. Estimated useful lives are 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

  DEFERRED CHARGES (GOODWILL)--

    Deferred charges (goodwill) associated with the 1986 acquisition of Verson (cost of approximately $13,113,000) is being amortized on a straight line basis over a period of 20 years.

  VALUATION OF LONG-LIVED ASSETS--

    Long-lived assets such as property, plant and equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

  EARNINGS (LOSS) PER COMMON SHARE--

    Basic earnings (loss) per common share is based on the average number of common shares outstanding--11,838,000, 11,895,000 and 12,107,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted earnings (loss) per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options--246,000 for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

  RECLASSIFICATIONS--

    The Consolidated Statements of Income (Loss) for the years ended
December 31, 1998 and 1997 reflect certain inmaterial adjustments between continuing and discontinued operations made to a previous unaudited presentation of such amounts.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

2.  ACCRUED EXPENSES:

    The Company's accrued expenses related to continuing operations consist of the following:

                                                         DECEMBER 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Salaries and wages...............................  $ 1,943,000   $ 2,800,000
Warranty.........................................    5,563,000     4,687,000
Self insurance accruals..........................    2,871,000     2,875,000
Pensions, including retirees' health.............    5,362,000     4,644,000
Taxes, other than income taxes...................      949,000       888,000
Environmental matters............................    2,376,000     1,225,000
Other............................................    3,584,000     2,231,000
                                                   -----------   -----------
                                                   $22,648,000   $19,350,000
                                                   ===========   ===========

3.  ACQUISITIONS AND DISPOSITIONS:

  ACQUISITIONS--

    In April 1998, the Company acquired for cash substantially all of the assets and assumed certain liabilities of Great Bend Manufacturing Company ("Great Bend") located in Great Bend, Kansas. Great Bend manufactures and sells tractor-mounted front end loaders which are used principally in agricultural applications. The Company also acquired for cash in April 1998 substantially all of the assets of Universal Turf Equipment Corporation ("Universal Turf") located in Opp, Alabama. Universal Turf manufactures and sells turf maintenance implements including reel mowers, verti-cut mowers, reel grinders and spraying equipment. Both operations acquired are part of the discontinued Agricultural Products Group. Total cash purchase price for both of these operations was $10,953,000.

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

  DISCONTINUED OPERATIONS--

    On July 16, 1999, the Company announced that it had signed a letter of intent with CC Industries, Inc., a privately held firm headquartered in Chicago, to form a new joint venture that would own and

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES operate the Company's divisions (Bush Hog and Great Bend) of the Agricultural Products Group. On March 7, 2000, the Company's shareholders approved the Limited Liability Company Interest Purchase and Asset Contribution Agreement ("Purchase Agreement") by and among the Company, Bush Hog, L.L.C., a Delaware limited liabillity company ("New Bush Hog") and Bush Hog Investors, L.L.C., a Delaware limited liability company ("Bush Hog Investors").

    Pursuant to the Purchase Agreement, the Company agreed (i) to transfer to New Bush Hog substantially all of the assets and certain liabilities of the Bush Hog and Great Bend divisions constituting the Agricultural Products Group in exchange for all of the outstanding membership interests of New Bush Hog and
(ii) to sell to Bush Hog Investors membership interests representing 80.1% of the total outstanding membership interests of New Bush Hog for a purchase price of $126,494,000, subject to post-closing adjustments. This sale was consummated on March 7, 2000. Upon consummation of the joint venture, New Bush Hog owns substantially all of the assets of the Agricultural Products Group subject to some of its liabilities, the Company has significantly reduced its bank indebtedness, Bush Hog Investors became the owner of 80.1% of the outstanding membership interests of New Bush Hog and the Company owned 19.9% of the outstanding membership interests of New Bush Hog.

    The Company retained all liabilities and obligations for claims made with respect to events or injuries occurring before the closing, including product liability, workers' compensation and environmental claims and claims regarding employment practices. The liabilities retained by the Company include liabilities under existing product liability claims, any additional claims, including product liability claims, arising out of events associated with operations of the Agricultural Product Group before the closing, and workers' compensation claims, for which the Company has provided reserves of approximately $5,600,000. The Company also remains responsible for monetary liabilities, if any, under a race discrimination class action suit brought by seven former or present employees of the Company's Bush Hog division--see
Note 10. The Company also retains the obligation to make future contributions, if any, required to fund obligations under the Bush Hog Salaried Pension Plan. Benefits under the Plan will be frozen as of the closing. Certain of these obligations, which are contingent, may effect future results of operations if and when such obligations become probable and estimable. In addition, the Company retains liabilities for taxes and other governmental charges relating to operations before the closing and liabilities under employee benefit plans, which plans, other than the Bush Hog Salaried Pension Plan, are to be discontinued at closing.

    Following completion of the transaction, the Company retains a minority interest in New Bush Hog, which will be recorded on a cost basis, and will have no ability to control the direction and development of New Bush Hog. Under the cost method of accounting, the investment in New Bush Hog will be reflected in the Company's balance sheet at cost and dividends from New Bush Hog will be taken into income as they are received to the extent distributions are not a return of capital. New Bush Hog is obligated to pay quarterly dividends approximately equal to quarterly income, subject to certain conditions contained in the Limited Liability Company Agreement.

    The Company applied the net proceeds from the sale to repay existing indebtedness. The one time gain on the sale of the Agricultural Products Group business, which will be recognized in the first quarter of 2000 and subject to final adjustment, is estimated at the closing of the transaction as follows:

Purchase price..............................................  $126,494,000
Estimated net assets of discontinued operations sold at
  closing...................................................   (82,458,000)
Estimated transaction costs.................................    (2,319,000)
Estimated pension curtailment gain..........................     2,578,000
Estimated deferred income taxes on asset sold...............    (4,403,000)
                                                              ------------
Estimated gain on sale before taxes.........................  $ 39,892,000
                                                              ============

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    On March 7, 2000, the Company received a distribution of approximately $3,600,000 from New Bush Hog, which the Company recorded as a return of capital. On March 24, 2000, the Company announced that it had signed a definitive agreement to sell its remaining 19.9% interest in New Bush Hog to Bush Hog Investors for a purchase price of approximately $27,800,000 subject to post-closing adjustments. The sale, which is expected to close prior to the end of the second quarter of 2000, is expected to result in a pretax gain of approximately $9,800,000.

    The Company has included the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense (based upon the group's proportionate share of consolidated invested capital) under the caption "Discontinued operations, net of tax" in the accompanying Consolidated Statements of Income (Loss). Previously issued Consolidated Statements of Income
(Loss) have been revised to reflect the effect of the discontinued operations. In addition, current and noncurrent assets and liabilities associated with the above noted discontinued operations have been reclassified in the accompanying balance sheets.

    Summarized results of discontinued operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                      1999            1998            1997
                                  -------------   -------------   -------------
Net sales.......................  $143,897,000    $136,814,000    $119,471,000
                                  ============    ============    ============
Income before taxes.............  $  7,575,000    $ 14,356,000    $ 17,154,000
Provision (benefit) for income
  taxes.........................       --           (1,317,000)      6,348,000
                                  ------------    ------------    ------------
Discontinued operations, net of
  tax...........................  $  7,575,000    $ 15,673,000    $ 10,806,000
                                  ============    ============    ============

    Allocated interest expense was $5,145,000, $2,464,000 and $1,417,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Provision (benefit) for income taxes has been allocated based on amounts identified with continuing operations with the remaining provision (benefit) being allocated to discontinued operations.

4.  INCOME TAXES:

    Provision (benefit) for income taxes related to continuing operations in 1999, 1998 and 1997 consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   ----------
Federal--current......................  $   --        $   --        $   35,000
Federal--deferred.....................      --         (6,225,000)   2,757,000
State--current........................      --             12,000       49,000
                                        -----------   -----------   ----------
Total provision (benefit).............  $   --        $(6,213,000)  $2,841,000
                                        ===========   ===========   ==========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The provision (benefit) for income taxes related to continuing operations in 1999, 1998 and 1997 differs from amounts computed by applying the statutory rate to pretax income as follows:

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1999           1998          1997
                                     ------------   ------------   ----------
Income tax provision (benefit) at
  statutory rate...................  $(12,019,000)  $(10,425,000)  $2,688,000
Current net operating loss not
  benefitted.......................    12,019,000      8,414,000       --
State income tax, net of federal
  tax benefit......................       --               8,000       32,000
Permanent book over tax differences
  on acquired assets...............       --              62,000       62,000
Reversal of deferred tax
  liability........................       --          (4,225,000)      --
Other, net.........................       --             (47,000)      59,000
                                     ------------   ------------   ----------
Total provision (benefit)..........  $    --        $ (6,213,000)  $2,841,000
                                     ============   ============   ==========

    The significant components of net deferred tax assets were as follows:

                                                         DECEMBER 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Deferred tax assets:
  Net operating loss and tax credit
    carryforwards................................  $46,662,000   $52,052,000
  Self-insurance accruals........................    2,654,000     2,507,000
  Inventories....................................    4,871,000     3,942,000
  Receivables....................................      412,000        97,000
  Sale/leaseback transaction.....................    1,557,000     1,557,000
  Employee benefits, including pensions..........    3,616,000     3,788,000
  Warranty.......................................    2,029,000     1,602,000
  Environmental matters..........................      867,000       447,000
  Other..........................................    1,094,000       765,000
  Temporary differences associated with
    discontinued operations......................    5,497,000     4,520,000
                                                   -----------   -----------
  Net deferred tax asset before valuation
    allowance....................................  $69,259,000   $71,277,000
  Valuation allowance............................  (50,602,000)  (52,052,000)
                                                   -----------   -----------
  Net deferred tax asset.........................  $18,657,000   $19,225,000
                                                   ===========   ===========

    Changes in the valuation allowance during 1999 were associated with the expiration of certain net operating loss carryforwards offset by the effect of net operating loss carryforwards associated with the current year and additional valuation allowances related to certain timing differences at December 31, 1999.

    The prospects for future earnings of the Company makes it more likely than not that the Company will utilize the benefits arising from a portion of the net deferred tax asset noted above. However, no benefit was recorded in 1999 for the increase in temporary differences as it is likely the items comprising the increase will reverse and become net operating loss carryforwards in the near term. Additionally, upon the sale of the discontinued operations in the first quarter of 2000, an estimated $5,600,000 charge related to certain temporary differences associated with continuing operations will be recorded. This charge is for a valuation allowance for certain temporary differences that are expected to reverse and become, in the near term, net operating loss carryforwards subject to

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES expiration. The valuation allowance was based on management's belief that unless the Industrial Products Group is able to reduce production costs and return to profit levels experienced prior to 1997, the sale of the Agricultural Products Group will further decrease the likelihood of the Company being able to utilize all of its remaining tax loss carryforwards. During 1998, the Company recorded a deferred tax benefit of $5,639,000 as a part of that year's tax benefit. This benefit represents a reversal of a tax liability accumulated in years prior to 1998. The net operating loss carryforwards expire between 2000 and 2014, and investment tax credit carryforwards of $635,000 expire between 2000 and 2004.

    The Company provided a valuation allowance in both 1999 and 1998 for deferred tax assets related to net operating loss, tax credit carryforwards and certain timing differences based upon a determination that current negative evidence outweighs positive evidence with respect to realization being more likely than not in the future for these components of the net deferred tax asset. The Company projects that future Federal income tax provisions and payments will be based upon the Alternative Minimum Tax rate as substantial tax loss carryforwards still exist for tax reporting purposes.

    Tax returns for the years subsequent to 1995 are potentially subject to audit by the Internal Revenue Service.

5.  FINANCIAL ARRANGEMENTS:

    The Company's debt, including $1,401,000 at December 31, 1999 ($795,000 at December 31, 1998) related to continuing operations of which $1,023,000 ($223,000 at December 31, 1998) is current, consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Capitalized lease obligations, at interest rates up to 12%
  (weighted average of 8.3% and 7.8% at December 31, 1999
  and 1998, respectively), due in varying amounts through
  2005 (Note 6).............................................  $3,783,000   $2,925,000
Less current portion........................................   1,432,000      627,000
                                                              ----------   ----------
                                                              $2,351,000   $2,298,000
                                                              ==========   ==========

    Scheduled maturities of the noncurrent portion of long-term debt at December 31, 1999 are due as follows:

2001........................................................  $  559,000
2002........................................................     388,000
2003........................................................     348,000
2004........................................................     571,000
2005........................................................     485,000
                                                              ----------
                                                              $2,351,000
                                                              ==========

    During 1996, the Company entered into an Amended and Restated Credit Agreement with two banks. The Amended and Restated Credit Agreement was subsequently amended during 1997 and 1998. Effective February 1, 1999, the Company entered into a Second Amended and Restated Credit Agreement ("Credit Agreement") with the same two banks, replacing the Amended and Restated Credit Agreement. During 1999, the Company entered into four amendments and waivers to the Credit Agreement. As of December 31, 1999, the amended Credit Agreement provides for up to $135,000,000 of borrowings and/or letters of credit at either a floating prime (prime plus 250 basis

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES points) or fixed LIBOR (LIBOR plus 400 basis points) rate. The Company granted a lien upon and security interests in all of the assets (except real estate) of the Company and its subsidiaries to the lenders and was required to meet certain periodic financial tests. The Company was not in compliance with certain provisions of the Credit Agreement and related amendments at various times throughout 1999. Amendments to the Credit Agreement provided for waivers of compliance through December 31, 1999. In return for a waiver of non-compliance with certain covenants, the bank required that events of default under the Credit Agreement be expanded to include failure to complete the joint venture involving the sale of the Agricultural Products Group.

    In contemplation of the sale of an 80.1% interest in the Agricultural Products Group and to help finance the build up of receivables and inventories within this group during December and the first quarter of 2000, an affiliate of Bush Hog Investors agreed, under the Loan and Security Agreement ("Bush Hog Investors Loan") dated as of December 16, 1999, to loan the Company up to $5,000,000, secured by the group's real property in Selma, Alabama. Borrowings under this agreement were to bear interest at floating prime (prime plus 400 basis points). No amounts were borrowed under this agreement during 1999.

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

    Also during 1998, the Company entered into an interest rate swap agreement for a notional amount of $50,000,000, expiring May 2001. Under the terms of the swap agreement, the Company paid the counterparty a fixed rate of interest (5.99%) and received in return a floating rate based on LIBOR. This interest rate swap had the effect of turning $50,000,000 of the Company's floating rate debt under its credit agreement into a fixed rate obligation. At December 31, 1998, the fixed interest rate paid by the Company under the swap agreement exceeded the average borrowing rate under the Credit Agreement by .64%. This rate differential was recorded as interest expense on a monthly basis. The swap fair market value at December 31, 1998 was a negative $1,100,000. The Company's weighted average interest rate, independent of the interest paid on the interest rate swap, was approximately 7% at December 31, 1998 (7.2% including the interest paid on the interest rate swap). During the third quarter of 1999, the interest rate swap was terminated at no cost to the Company.

    The weighted average interest rate on borrowings outstanding at December 31, 1999 and 1998 were 10.2% and 7.2%, respectively.

  SUBSEQUENT EVENT--

    Effective February 11, 2000, the Company entered into a Fifth Amendment and Consent to the Credit Agreement. The amended agreement provided for up to $138,000,000 of borrowings and/or letters of credit and extended the termination date of the agreement to March 7, 2000.

    On March 7, 2000, the Company entered into a Loan and Security Agreement with LaSalle Bank National Association ("LaSalle"). Under the terms of the agreement, the Company may borrow up to $18,000,000 at a floating prime (prime less 100 basis points) rate within three months after the closing of the agreement. Amounts outstanding under the agreement are due 30 months after closing. Prepayment is allowed without penalty. The loan is secured by a first lien on the Company's 19.9% interest in New Bush Hog. Subsequent to closing of this agreement, the Company borrowed the maximum amount available under the agreement. These proceeds, combined with the proceeds received from the sale of an 80.1% interest in the operations of the Agricultural Products Group, were

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES applied to repay the Company's indebtedness outstanding under the Second Amended and Restated Credit Agreement, the Company's indebtedness outstanding under the Bush Hog Investors Loan and costs associated with the sale.

    The Company also entered into a new credit facility with Foothill Capital Corporation ("Foothill") effective March 29, 2000. The new credit facility has a three year term, maturing in March 2003, and consists of term loan of $10,600,000 and a revolving credit facility which may be drawn upon from time to time up to the lower of $19,400,000 or an amount based upon a percentage of eligible accounts receivable and eligible inventories relating to presses which are within sixty (60) days of shipment, as determined by Foothill subject to reserves as determined by Foothill (the "Borrowing Base"). The amount available under the term loan sub-line is reducedby $176,667 monthly commencing in September 2000. The maximum remaining amount due at maturity in March 2003 is $5,123,323. Interest is payable monthly at a floating prime rate (prime plus 200 basis points on the term loan and prime plus 125 basis points on the revolver). In the event of a default, the interest rate increases by 300 basis points. Foothill received a closing fee of $300,000 plus a monthly fee of $50,000 for each month a balance is outstanding under the revolving credit facility. With certain exceptions, the penalty for prepayment is $900,000 (3% of the maximum credit available) in the first year, declining to 2% and 1% in the second and third years. Certain portions of the Borrowing Base will be determined in June, following Foothill's review and determination of eligible receivables.

    In connection with the Foothill loan, the Company granted a lien upon and security interests in substantially all of its assets (except its membership interest in New Bush Hog). The loan agreement requires that the Company sell its remaining interest in New Bush Hog on or before June 30, 2000. Restrictions in the Foothill loan agreement include, among other things, limitations on capital expenditures, liens and guaranties and restrictions on acquisitions and investments and does not permit the payment of cash dividends. Additionally, Foothill can accelerate repayment in the event of a material adverse change in the business, as defined in the agreement. Financial covenants include a covenant that earnings before interest, taxes, depreciation and amortization ("EBITDA"), exclusive of extraordinary gains, exceed the amounts listed below as of the dates and for the periods indicated:

June 30, 2000..............................  last three months   $(1,300,000)
September 30, 2000.........................  last six months     $(3,500,000)
December 31, 2000..........................  last nine months    $(4,600,000)
March 31, 2001.............................  last twelve months  $(3,900,000)
June 30, 2001..............................  last twelve months  $(3,000,000)
September 30, 2001.........................  last twelve months  $ 1,300,000
December 31, 2001..........................  last twelve months  $ 7,600,000

    While the Company projects that it will be able to comply with this covenant, the Company's EBITDA for future peirods cannot be predicted with a reasonable degree of certainty. The Company's future operating results depend, among other things, upon the receipt in the next several months and continuing thereafter of new press orders in appropriate sequences and bearing appropriate margins. Because the borrowing base is limited solely to a percentage of eligible accounts receivable and eligible inventories relating to presses which are within sixty (60) days of shipment (and not to a percentage of total inventories as well), the credit facility is not a source of financing for the substantial work in process inventories frequently required in the Company's business. This will limit the Company's ability to accept press orders which do not include customer deposits.

6.  LEASES:

  CAPITAL LEASES--

    The Company leases various types of manufacturing, office and transportation equipment.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Capital leases included in Machinery and equipment in the accompanying balance sheets are as follows:

                                                          DECEMBER 31,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
Capitalized cost...................................  $5,143,000   $3,622,000
Less--Accumulated amortization.....................   1,634,000    1,081,000
                                                     ----------   ----------
                                                     $3,509,000   $2,541,000
                                                     ==========   ==========

    See Note 5 for information as to future debt payments relating to the above leases. Capital leases associated with continuing operations included capitalized cost of $1,244,000 less accumulated amortization of $485,000 at December 31, 1999 and capitalized cost of $988,000 less accumulated amortization of $283,000 at December 31, 1998.

  OPERATING LEASES--

    Rent expense for operating leases, which is charged against income, was as follows:

                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1999         1998         1997
                                         ----------   ----------   ----------
Minimum rentals........................  $1,184,000   $1,215,000   $1,989,000
Contingent rentals.....................     204,000       87,000       41,000
                                         ----------   ----------   ----------
                                         $1,388,000   $1,302,000   $2,030,000
                                         ==========   ==========   ==========

    Contingent rentals are composed primarily of truck fleet unit charges for actual usage. Some leases contain renewal and purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses. Operating lease expense associated with continuing operations totaled $338,000, $295,000 and $925,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, future minimum rental payment commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                          MINIMUM
                                           ANNUAL     SUBLEASE     NET MINIMUM
                                           RENTAL      RENTAL     ANNUAL RENTAL
                                          PAYMENTS     INCOME       PAYMENTS
                                         ----------   ---------   -------------
Year ending December 31,
  2000.................................  $  711,000   $ (63,000)   $  648,000
  2001.................................     651,000     (65,000)      586,000
  2002.................................     519,000     (66,000)      453,000
  2003.................................     460,000     (68,000)      392,000
  2004.................................     129,000     (23,000)      106,000
                                         ----------   ---------    ----------
                                         $2,470,000   $(285,000)   $2,185,000
                                         ==========   =========    ==========

    Net minimum annual rental payments associated with continuing operations were $348,000 for 2000, $333,000 for 2001, $309,000 for 2002, $269,000 for 2003
and $87,000 for 2004.

7.  PREFERRED STOCK:

    The Company has 2,000,000 shares of authorized preferred stock of which 350,000 shares are designated as Series B Variable Rate Cumulative Preferred Stock and 150,000 shares are designated as Series C Cumulative Preferred Stock. All shares of the Series B and Series C Preferred Stock have

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES been redeemed. In conjunction with the declaration of a dividend of the preferred share purchase right in 1999, the Company designated 13,000 shares as Series D Junior Participation Preferred Stock--see Note 8. The remaining 1,487,000 shares of authorized preferred stock are undesignated and unissued at December 31, 1999.

8.  COMMON STOCK AND OPTIONS:

    The Company has an incentive stock plan ("1977 plan") which authorizes stock incentives for key employees in the form of stock awards, stock appreciation rights and stock options. Options under the 1977 plan, which are granted at fair market value at date of grant, are non-qualified options (not "incentive stock options" as defined by the Internal Revenue Code). Options currently outstanding under the 1977 plan become exercisable to the extent of 25% one year from date of grant and 25% in each of the next three years, and expire 10 years from the date of grant. There were no stock awards issued under this plan in 1999, 1998 or 1997. No stock appreciation rights have been granted to date under this plan. At December 31, 1999, there are no options outstanding under this plan. Additional stock incentives will not be issued under this plan.

    In 1990, the Company's Board of Directors approved a new incentive stock plan, the 1990 Long Term Incentive Stock Plan ("1990 plan") which authorizes stock incentives for key employees in the form of stock awards and stock options. The 1990 plan, as amended, authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock. Options under the 1990 plan, which are granted at fair market value at date of grant, may be granted as either incentive stock options or non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1990 plan, the Company has issued options to purchase 1,398,877 shares (net of forfeitures) of the Company's Common Stock at prices between $1.00 and $19.00 per share. There are 309,650 options outstanding under this plan at December 31, 1999 and are included in the following table. At December 31, 1999, the Company has the capacity to issue an additional 101,123 stock incentives under the 1990 plan.

    In 1994, shareholders approved a new incentive plan, the 1993 Directors Incentive Plan ("1993 plan") which authorizes the issuance of stock options to members of the Board of Directors who are not employees of the Company. Options under the 1993 plan, which are granted at fair market value at date of grant, are granted as non-statutory stock options. Options granted become exercisable to the extent of 50% one year from date of grant and the remaining 50% two years from date of grant. Since the inception of the 1993 plan, the Company has issued options to purchase 114,750 shares of the Company's Common Stock at prices between $8.34 and $19.01 per share. All options issued are outstanding under this plan at December 31, 1999 and are included in the table below.

    In 1997, shareholders approved a new incentive stock plan, the 1997 Incentive Stock Plan ("1997 plan") to replace the 1990 plan and the 1993 plan described above. The 1997 plan permits a committee of the Company's Board of Directors to grant incentive awards in the form of non-qualified stock options, incentive stock options, stock awards including restricted stock, stock appreciation rights and performance units to key employees and non-employee directors. The 1997 plan authorizes the issuance of up to 750,000 shares of the Company's Common Stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock and performance units. Non-qualified stock options issued under this plan were granted at fair market value at date of grant. Options granted become exercisable over a period of up to three years from date of grant with no option exercisable prior to one year from date of grant. Since the inception of the 1997 plan, the Company has issued options to purchase 709,400 shares (net of forfeitures) of the Company's Common Stock at prices between $3.625 and $24.875. All options issued under this plan (net of forfeitures) are outstanding at December 31, 1999 and are included in the table below. At December 31, 1999, the Company has the capacity to issue an additional 40,600 stock incentives under the 1997 plan.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Stock option transactions in 1999, 1998 and 1997 were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                        1999                   1998                  1997
                                --------------------   --------------------   -------------------
                                            WEIGHTED               WEIGHTED              WEIGHTED
                                            AVERAGE                AVERAGE               AVERAGE
                                            EXERCISE               EXERCISE              EXERCISE
                                 SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of
  year........................  1,059,940    $12.11      810,360    $13.89     931,758    $12.15
    Granted...................    170,000      3.68      369,100      8.31     110,000     24.65
    Exercised.................     --         --        (111,520)    12.09    (188,273)    11.14
    Expired...................    (22,065)    15.92       --         --           (375)    16.09
    Forfeited.................    (74,075)    13.66       (8,000)    16.41     (42,750)    15.87
                                ---------    ------    ---------    ------    --------    ------
Outstanding at end of year....  1,133,800    $10.68    1,059,940    $12.11     810,360    $13.89
                                =========    ======    =========    ======    ========    ======
Options exercisable at end of
  year........................    808,600    $12.59      610,340    $13.09     523,529    $10.93
Weighted average fair value of
  options granted during the
  year........................  $    1.23              $    1.89              $   6.60

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   1999          1998          1997
                                                 --------      --------      --------
Risk free interest rate........................     6.29%         4.29%         6.10%
Dividend yield.................................     3.56%         0.97%         0.70%
Expected lives.................................  4 years       4 years       4 years
Volatility.....................................    45.10%        22.50%        23.00%

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                              ----------------------------------   -------------------
                                           WEIGHTED
                                            AVERAGE     WEIGHTED              WEIGHTED
                                           REMAINING    AVERAGE               AVERAGE
                                          CONTRACTUAL   EXERCISE              EXERCISE
 RANGES OF EXERCISE PRICES     SHARES        LIFE        PRICE      SHARES     PRICE
 -------------------------    ---------   -----------   --------   --------   --------
        $1.75-5.875             197,150   8.79 years     $ 3.55     27,150     $ 2.70
        7.9375-12.92            578,150   6.27 years       8.32    428,450       8.45
        15.26-24.875            358,500   6.60 years      18.40    353,000      18.37
                              ---------                                        ------
        $1.75-24.875          1,133,800   6.81 years     $10.68    808,600     $12.59
                              =========                                        ======

    At December 31, 1999, the Company has four stock options plans, which are described above. The Company applied Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for these plans. Compensation costs recognized in relation to certain stock option exercises amounted to $1,119,000 and $1,375,000 for the years ended December 31, 1998 and 1997, respectively. No compensation costs have been recognized for the years ended December 31, 1999, 1998 and 1997 in relation to the issuances of options in each of the respective years. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for options

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES granted under these plans consistent with the method of SFAS 123--Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been revised to the pro forma amounts indicated below:

                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                1999           1998          1997
                                                            ------------   ------------   -----------
Net income (loss)                           As reported     $(26,765,000)  $(14,113,000)  $15,646,000
                                            Pro forma        (27,536,000)   (14,978,000)   15,135,000
Basic earnings (loss) per share             As reported     $      (2.26)  $      (1.19)  $      1.29
                                            Pro forma              (2.33)         (1.26)         1.25
Diluted earnings (loss) per share           As reported     $      (2.26)  $      (1.19)  $      1.27
                                            Pro forma              (2.33)         (1.26)         1.23

    On February 15, 1991, the Company declared a dividend distribution of one right ("1991 Right") to purchase an additional 1.5 shares of the Company's Common Stock for $50 on each 1.5 shares of Common Stock outstanding. On
August 10, 1999, the Company's Board of Directors authorized the redemption of these 1991 rights for the price of $.01 per right from all holders of record as of July 30, 1999.

    On July 28, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, par value $.01 per share, of the Company ("Common Shares") to the stockholders of record on July 30, 1999 ("Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series D Junior Participating Preferred Stock of the Company, no par value per share ("Preferred Shares"), at a price of $50.00 per one one-thousandth of a Preferred Share ("Purchase Price"), subject to adjustment. In the event that any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding Common Shares, or a person filing a
Schedule 13G or 13D with no intent to change the control of the Company on the date of the agreement acquires beneficial ownership of 20% or more of the outstanding Common Shares (each an "Acquiring Person"), each holder of a Right, other than the Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right (other than Rights beneficially owned by Acquiring Person, which will be void) will thereafter have the right to receive that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The distribution date is the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares or, in the case of a person filing a Schedule 13G or 13D with no intent to change the control of the Company, 10 days following a public announcement that such person has acquired beneficial ownership of 20% or more of the outstanding Common Shares; or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares. The Rights are not exercisable until the Distribution Date. The Rights will expire on July 31, 2009 ("Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

    The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the financial status as of December 31, 1999 and 1998:

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year........  $40,601,000   $38,606,000
  Service cost...................................      953,000       718,000
  Interest cost..................................    2,633,000     2,684,000
  Amendments.....................................      299,000        56,000
  Actuarial losses...............................      362,000     2,227,000
  Benefits paid..................................   (2,579,000)   (3,690,000)
                                                   -----------   -----------
  Benefit obligation at end of year..............  $42,269,000   $40,601,000
                                                   ===========   ===========
Change in plan assets:
  Fair value of plan assets at beginning of
    year.........................................  $36,768,000   $46,162,000
  Actual return on plan assets...................    6,276,000    (6,849,000)
  Employer contributions.........................      --          1,145,000
  Benefits paid..................................   (2,579,000)   (3,690,000)
                                                   -----------   -----------
  Fair value of plan assets at end of year.......  $40,465,000   $36,768,000
                                                   ===========   ===========

                                                         DECEMBER 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Funded status:
  Funded status at end of year...................  $(1,804,000)  $(3,833,000)
  Unrecognized transition obligation.............     (276,000)     (482,000)
  Unrecognized prior service cost................    1,555,000     1,927,000
  Unrecognized net actuarial (gain)..............   (3,765,000)     (772,000)
                                                   -----------   -----------
  Accrued pension cost at end of year............  $(4,290,000)  $(3,160,000)
                                                   ===========   ===========

    The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1,794,000 and $1,277,000, respectively, as of December 31, 1999 and $1,484,000 and $802,000, respectively, as of December 31, 1998. There were no assets associated with these related plans.

    The expected long-term rate of return used in determining the net periodic pension cost in all years was 7.5%. The actuarial present value of the benefit obligation was determined using a discount rate of 7.5% in 1999, 6.75% in 1998 and 7.5% in 1997. The rate of compensation increase used to measure the benefit obligation in three plans was 5%. All other plans are based on current compensation levels.

    The plans' assets include common stocks, fixed income securities, short-term investments and cash. Common stock investments include approximately 612,710 and 281,810 shares of the Company's Common Stock at December 31, 1999 and 1998, respectively.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The following table provides the amounts recognized in the balance sheet as of December 31, 1999 and 1998:

                                                          DECEMBER 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
Accrued benefit liability.........................  $(4,290,000)  $(3,299,000)
Intangible asset..................................      --            139,000
                                                    -----------   -----------
Accrued pension cost at end of year...............  $(4,290,000)  $(3,160,000)
                                                    ===========   ===========

    Net periodic pension costs as they relate to defined benefit plans were as follows:

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1999          1998          1997
                                       -----------   -----------   -----------
Service cost.........................  $   953,000   $   718,000   $   758,000
Interest cost........................    2,633,000     2,684,000     2,717,000
Expected return on plan assets.......   (2,893,000)   (2,938,000)   (2,678,000)
Amortization of transition
  obligation.........................     (206,000)     (472,000)     (473,000)
Amortization of prior service
  costs..............................      671,000       277,000       328,000
Amortization of actuarial (gain)
  loss...............................      (29,000)     (409,000)     (327,000)
                                       -----------   -----------   -----------
Net periodic pension cost (income)...  $ 1,129,000   $  (140,000)  $   325,000
Curtailment loss.....................      --            --            210,000
                                       -----------   -----------   -----------
Net periodic pension cost (income)
  after curtailment..................  $ 1,129,000   $  (140,000)  $   535,000
                                       ===========   ===========   ===========

    Curtailment loss in 1997 was related to the retirement of certain Corporate executives. Net periodic pension cost (income) after curtailment related to continuing operations were $312,000, $(265,000) and $160,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As part of the Agricultural Products Group sale, the Company retained liabilities under the Bush Hog Salaried Pension Plan. The Company estimates a $2,578,000 pension curtailment gain will arise when the Company assumes the pension plan obligations and assets related to this plan.

    Certain employees of the Company are also eligible to become participants in the Save Money and Reduce Taxes ("SMART") 401(k) plan. Under terms of the plan, the trustee is directed by each employee on how to invest the employee's deposit. As of December 31, 1999 and 1998, assets of the SMART plan include approximately 401,000 and 434,000 shares, respectively, of the Company's Common Stock.

    Effective October 1, 1998, the Company instituted the Allied Products Corporation Savings Incentive 401(k) Plan for Bush Hog salaried employees. Except for supplemental contributions that are payable under the SMART Plan, terms of the plan are identical to those of the SMART plan. Employees eligible under this new plan are not eligible for the SMART plan. Effective with the sale of the Agricultural Products Group, benefits could no longer be earned under this plan.

    Also effective October 1, 1998, the Company instituted a matching provision for voluntary deposits by employees (up to 6% of their salaries) on the basis of $1 for every $2 deposited. This matching feature is available to participants in the SMART plan and the Allied Products Corporation Savings Incentive Plan. The Company's total contribution into these plans amounted to approximately $900,000 ($359,000 associated with continuing operations) in 1999 and $205,000 ($90,000 associated with continuing operations) in 1998.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Effective January 1, 1998, the Company instituted a supplemental contribution feature to the SMART plan described above. This discretionary noncontributory feature replaces the Target Benefit Plan and a defined contribution plan--see below. Currently, all employees eligible for the SMART plan receive an allocation which is based upon a percentage of the earnings of the employees. The Company's total supplemental contribution amounted to approximately $1,240,000 ($759,000 associated with continuing operations) in 1999 and $680,000 ($215,000 associated with continuing operations) in 1998.

    Effective January 1, 1995, the Company instituted a noncontributory defined contribution retirement plan called the Target Benefit Plan. All non union employees not covered by pension plans were covered under the Target Benefit Plan. Under the terms of the Target Benefit Plan, the Company made an actuarially determined annual contribution based upon each eligible employee's years of service and earnings as defined. Provisions for the contribution to this plan in 1997, all of which were associated with continuing operations, were $664,000. Effective January 1, 1998, this plan was terminated. On this date, all employees previously receiving benefits under this plan now receive benefits under the SMART plan described above. Benefits earned under the Target Benefit Plan were transferred to the SMART plan.

    The Company also has a defined contribution retirement plan which covers certain employees. There are no prior service costs associated with this plan. The Company follows the policy of funding retirement contributions under this plan as accrued. Contributions to this plan, all of which were associated with discontinued operations, were $222,000 in 1997. Benefits under this plan were frozen effective January 1, 1998. On this date, all employees previously receiving benefits under this plan now receive benefits under the SMART plan described above.

    The Company provides medical benefits for retirees and their spouses at the Verson division and certain other former employees of several noncontinuing operations. Accruals for such costs are recognized in the financial statements over the service lives of these employees. Contributions are required of most retirees for medical coverage. The current obligation was determined by application of the terms of the related medical plans, including the effects of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at annual rates ranging ratably from 7.2% for retirees under age 65 (and for retirees age 65 and older) in 2000 to 5% over 7 years. The effect of a 1% annual increase (decrease) in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $103,000 and $68,000 for the years ended December 31, 1999 and 1998, respectively. The annual service and interest costs would not be materially affected.

    The following table provides a reconciliation of the changes in the plans' benefit obligations over the two year period ending December 31, 1999 and a statement of the financial status as of December 31, 1999 and 1998:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $   864,000   $   799,000
  Service cost..............................................       73,000        55,000
  Interest cost.............................................       82,000        56,000
  Actuarial (gains) losses..................................      327,000        50,000
  Benefits paid.............................................     (133,000)      (96,000)
                                                              -----------   -----------
  Benefit obligation at end of year.........................  $ 1,213,000   $   864,000
                                                              ===========   ===========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Funded status:
  Funded status at end of year..............................  $(1,213,000)  $  (864,000)
  Unrecognized prior service cost...........................        9,000        10,000
  Unrecognized net actuarial (gain) loss....................      175,000      (175,000)
                                                              -----------   -----------
  Accrued postretirement benefit cost at end of year........  $(1,029,000)  $(1,029,000)
                                                              ===========   ===========

    Net periodic postretirement benefit costs include the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Service cost................................................  $ 73,000    $ 55,000    $ 50,000
Interest cost...............................................    82,000      56,000      56,000
Amortization of unrecognized net (gains) losses.............     7,000     (10,000)    (11,000)
Amortization of prior plan amendments.......................     1,000       1,000       1,000
                                                              --------    --------    --------
Net periodic postretirement benefit cost....................  $163,000    $102,000    $ 96,000
                                                              ========    ========    ========

    Measurement of the postretirement benefit obligation was based on a discount rate of 7.5% in 1999, 6.75% in 1998 and 7.5% in 1997.

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

    Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and other statutes, the United States Environmental Protection Agency ("EPA") and the states have the authority to impose liability on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Accordingly, the Company has been named as a potentially responsible party ("PRP"), or may otherwise face potential liability for environmental remediation or cleanup, in connection with the sites described below that are in various stages of investigation or remediation. Under applicable law, the Company, along with each other PRP, could be held jointly and severally liable for the total remediation costs of PRP sites.

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

    The Company has also been named as a PRP, along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be considered to be a "de minimus" party.

    The Company is a defendant in an action filed in July 1991 in the United States District Court, Northern District of New York where a private party, ITT Commercial Finance Corp., seeks recovery of costs associated with an environmental cleanup at a site formerly owned by the Company. At this site, which the Company or one of its subsidiaries owned from 1968 until 1976, the plaintiff and current owner seeks to recover in excess of $4,000,000, including attorney fees, from the Company and other defendants. The Company has denied liability and asserted cross-claims against the co-defendants. Trial is currently scheduled to commence in May 2000. The Company has also filed claims against its insurers.

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

    During 1999, 1998 and 1997, the Company recorded charges (credits) of approximately $1,245,000, $(151,000) and $(1,181,000), respectively, toward various environmental matters discussed above, $1,000,000 of which was recorded in the fourth quarter of 1999 based on recent developments with respect to an environmental claim. At December 31, 1999, the Company has accruals on a non-discounted basis, including those discussed above, of $2,376,000 for the estimated cost to resolve its potential liability with the above and other, less significant, matters. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. However, the Company believes that the above accruals are adequate for the resolution of known environmental matters and the outcome of these matters is not expected to have a material adverse effect on the Company's financial position or its ongoing results of operations.

  OTHER--

    In connection with the sale of the business and assets of the Littell division in 1991, the Company entered into a "License Agreement" pursuant to which the Company licensed certain technology to the purchaser for which the purchaser agreed to pay royalties totaling $8,063,000 plus interest, in minimum quarterly installments of $312,500 commencing in November 1992, with a final lump sum payment of approximately $7,300,000 due May 22, 1996. The purchaser's payment obligation was secured by the technology license and was guaranteed by the purchaser's parent. The Company

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES initially recorded this agreement as a long-term note receivable. In 1995, however, the Company established a reserve of $7,699,000 (reduced to $7,165,000 at December 31, 1996) against the receivable, due to published adverse financial information about the purchaser and its parent which raised serious concerns about the collectability of the receivable. During 1997, the Company entered into a settlement agreement with the purchaser of the business. Under the terms of the agreement, the purchaser agreed to pay the Company $3,000,000 and all parties agreed to the dismissal/release of certain actions, claims and security interests. All amounts due under this agreement were collected in 1998 ($610,000) and 1997 ($2,390,000).

    In January 1998, an adversary proceeding was filed against the Company in United States Bankruptcy Court, Southern District of Texas, Houston Division by Cooper Manufacturing Corp., a debtor in a bankruptcy proceeding. The transactions and occurrences on which the adversary proceeding was based were the Company's sale of the assets of a former division and certain financial transactions related thereto. Causes of action described in the adversary proceeding included accounting, turnover, fraudulent transfers, "alter ego," economic duress, unjust enrichment and restitution. The case was settled during 1999 by payment of $615,000 by the Company to the plaintiffs. One case pending against the Company in the United States District Court for the Northern District of Alabama, Southern Division, is a race discrimination class action lawsuit brought by seven plaintiffs who are current or former employees. The complaint, which was filed in May 1998 but not served on the Company until October 1998, alleges discrimination with respect to compensation, promotions, job assignments, discipline and other terms and conditions of employment and seeks injunctive relief, back pay, compensatory and punitive damages, attorney fees and costs. The potential class identified by plaintiffs could include several hundred current or former employees. No class certification hearing has been held and no order has been entered. The Company denies the allegations of the plaintiffs and is vigorously defending this claim. During the fourth quarter of 1999, based on recent developments in this case, the Company established a $1,000,000 reserve considering the range of potential loss associated with this claim. An unfavorable outcome of this claim could have a material adverse effect on the Company's financial position and results of operations. Changes in the estimate in the near term are reasonably possible.

    In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased the Company's common stock between February 6, 1997 and March 11, 1999. The complaints, which were filed in the United States District Court for the Northern District of Illinois, were virtually identical. They alleged various violations of the federal securities laws, including misrepresentations or failure to disclose material information about the Company's results of operations, financial condition, weakness in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense. In August 1999, the District Court ordered that the two cases be consolidated for all purposes. A Consolidated Amended Complaint was filed on October 12, 1999. The Company filed a Motion to Dismiss on December 13, 1999. The action was dismissed, without prejudice, by order dated March 13, 2000, with leave to amend the complaint. No estimate can currently be made as to the claim. However, should the plaintiff further amend the complaint and survive subsequent motions to dismiss, such claim could have a material adverse effect on the financial position and results of operations in the near term if an unfavorable outcome were to occur.

    The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known and estimated unreported product liability claims. The products to which the claims primarily relate are products currently manufactured by the Company's Industrial Products Group and products related to discontinued operations for which the Company contractually retained certain product liability claims generally arising prior to the sale of the related business. To reasonably estimate the liability of such claims (reserves of $6,204,000 and

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

$4,674,000 at December 31, 1999 and 1998, respectively), the Company historically uses estimates provided by legal counsel based on existing claims experience in all years, and in 1999 and 1998 also obtained actuarial information which was based on the Company's historical claim experience to estimate incurred but not reported claims. Payment of these claims may take place over the next several years. Additional liabilities are possible and the ultimate outcome of these matters may have an effect on the financial position or results of operations in a future period. For one product liability claim filed in December of 1998 in the Circuit Court of Hinds County, Mississippi, First Judicial District, the amount of damages claimed against all defendants is $100,000,000, which exceeds the Company's liability insurance limits of $50,000,000. Although there is no guarantee that the ultimate outcome of this claim against the Company will not exceed such limits, the Company currently believes that the ultimate outcome of this claim will not exceed its insurance coverage. However, changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur. For all other matters, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

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

    In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company recently entered into amendments to purchase orders with General Motors. The aggregate sales price of the presses covered by these purchase orders exceeds $75,000,000. Under the terms of the amendments, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amendments, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Until such time as to the fulfillment of these conditions, General Motors reserves the right to cancel the purchase orders associated with the third and fourth presses until the Company has demonstrated that it has the financial ability to complete these presses on a timely basis. Such cancellation could have a material adverse effect on the financial position and results of operations in the near term.

    At December 31, 1998, the Company was contingently liable for approximately $1,579,000 primarily relating to outstanding letters of credit.

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

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

11.  OPERATIONS BY INDUSTRY SEGMENT:

    The Company's continuing operations involve a single industry segment as described in Note 1.

    Approximately 13%, 4% and 8% of the Company's net sales from continuing operations in 1999, 1998 and 1997, respectively, were exported principally to Canada (13%, 19% and 35% of export sales in 1999, 1998 and 1997, respectively) and Mexico (86%, 76% and 55% of export sales in 1999, 1998 and 1997, respectively).

    Approximately 66%, 52% and 55% of the Company's total net sales in 1999, 1998 and 1997, respectively, were derived from sales by the Industrial Products Group to the three major U.S. automobile manufacturers.

12.  SUMMARY OF OTHER (INCOME) EXPENSE:

    Other (income) expense consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999         1998          1997
                                                        ----------   -----------   -----------
Interest income.......................................  $ (360,000)  $   (86,000)  $   (50,000)
Goodwill amortization.................................     179,000       179,000       177,000
Loan cost expenses/amortization.......................     645,000       275,000       --
Environmental related expenses (credits)..............   1,245,000      (151,000)   (1,181,000)
Net gain on sales of operating and non-operating
  assets..............................................     (75,000)   (1,830,000)   (1,645,000)
Equity in net loss of nonconsolidated joint venture...     631,000       188,000        54,000
Provision (credit) for collectability (recovery) of
  long-term note receivable (Note 10).................      --          (610,000)   (2,390,000)
Idle facility income..................................    (504,000)     (183,000)     (368,000)
Litigation settlements/insurance provisions...........     615,000       --          2,125,000
Treasury lock settlement..............................      --         3,005,000       --
Other miscellaneous...................................    (540,000)      135,000       260,000
                                                        ----------   -----------   -----------
                                                        $1,836,000   $   922,000   $(3,018,000)
                                                        ==========   ===========   ===========

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for 1999 and 1998 restated for discontinued operations are as follows (in thousands of dollars, except per share data):

                                                                   QUARTER ENDING
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 ---------   --------   -------------   ------------
1999
  Net sales from continuing operations.........   $45,338    $37,491       $30,401        $30,545
  Gross profit (loss)..........................    (9,481)     3,191         4,529         (2,425)
  Income (loss) from continuing operations.....   (16,006)    (4,464)       (2,873)       (10,997)
  Income (loss) per common share from
    continuing operations--diluted.............     (1.35)      (.38)         (.24)          (.93)
  Net income (loss)............................   (12,666)    (1,325)          540        (13,314)
  Net income (loss) per common
    share--diluted.............................     (1.07)      (.11)          .05          (1.12)
1998
  Net sales from continuing operations.........   $28,563    $48,033       $43,116        $17,308
  Gross profit (loss)..........................     8,641      7,236        (6,731)       (19,240)
  Income (loss) from continuing operations.....     1,572      2,540        (8,812)       (25,086)
  Income (loss) per common share from
    continuing operations--diluted.............       .13        .21          (.74)         (2.12)
  Net income (loss)............................     5,330      7,101        (7,148)       (19,396)
  Net income (loss) per common
    share--diluted.............................       .44        .59          (.60)         (1.64)

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Loss from continuing operations in the fourth quarter of 1999 included charges of approximately $1,900,000 related primarily to product liability (including incurred but not reported) claims for which developments during the quarter required increased loss provisions. Also during the fourth quarter of 1999, the Company recorded a $1,000,000 charge for certain environmental matters--see Note 10. An additional $1,000,000 reserve was provided for in the quarter for a race discrimination class action lawsuit as described in Note 10.

    Subsequent to the end of 1999 and as discussed in Note 3, the Company's shareholders approved the sale of a majority interest in the operations that had constituted the Agricultural Products Group. The Company has included the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense under the caption "Discontinued operations--net of tax" in the accompanying Consolidated Statements of Income (Loss). Previously issued Consolidated Statements of Income (Loss) have been restated to reflect the effect of the discontinued operations. The following table reconciles the quarterly operating results as previously reported to the restated amounts presented above:

                                                                 QUARTER ENDING
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                               ---------   --------   -------------   ------------
1999
  Net sales from continuing operations:
    As previously reported...................  $ 82,240    $ 74,624      $ 69,332        (1)
    Net change associated with discontinued
      operations.............................   (36,902)    (37,133)      (38,931)       (1)
                                               --------    --------      --------       --------
    Restated.................................  $ 45,338    $ 37,491      $ 30,401        (1)
                                               ========    ========      ========       ========
  Gross profit (loss):
    As previously reported...................  $     (9)   $ 12,536      $ 14,037        (1)
    Net change associated with discontinued
      operations.............................    (9,472)     (9,345)       (9,508)       (1)
                                               --------    --------      --------       --------
    Restated.................................  $ (9,481)   $  3,191      $  4,529        (1)
                                               ========    ========      ========       ========
  Income (loss) from continuing operations:
    As previously reported...................  $(12,666)   $ (1,325)     $    540        (1)
    Net change associated with discontinued
      operations.............................    (3,340)     (3,139)       (3,413)       (1)
                                               --------    --------      --------       --------
    Restated.................................  $(16,006)   $ (4,464)     $ (2,873)       (1)
                                               ========    ========      ========       ========
  Income (loss) per common share from
    continuing operations--diluted:
    As previously reported...................  $  (1.07)   $   (.11)     $    .05        (1)
    Net change associated with discontinued
      operations.............................      (.28)       (.27)         (.29)       (1)
                                               --------    --------      --------       --------
    Restated.................................  $  (1.35)   $   (.38)     $   (.24)       (1)
                                               ========    ========      ========       ========

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                 QUARTER ENDING
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                               ---------   --------   -------------   ------------
1998
  Net sales from continuing operations:
    As previously reported...................  $ 62,831    $ 88,985      $ 77,184       $ 44,834
    Net change associated with discontinued
      operations.............................   (34,268)    (40,952)      (34,068)       (27,526)
                                               --------    --------      --------       --------
    Restated.................................  $ 28,563    $ 48,033      $ 43,116       $ 17,308
                                               ========    ========      ========       ========
  Gross profit (loss):
    As previously reported...................  $ 19,155    $ 19,215      $    956       $(15,661)
    Net change associated with discontinued
      operations.............................   (10,514)    (11,979)       (7,687)        (3,579)
                                               --------    --------      --------       --------
    Restated.................................  $  8,641    $  7,236      $ (6,731)      $(19,240)
                                               ========    ========      ========       ========
  Income (loss) from continuing operations:
    As previously reported...................  $  5,330    $  7,101      $ (7,148)      $(19,396)
    Net change associated with discontinued
      operations.............................    (3,758)     (4,561)       (1,664)        (5,690)
                                               --------    --------      --------       --------
    Restated.................................  $  1,572    $  2,540      $ (8,812)      $(25,086)
                                               ========    ========      ========       ========
  Income (loss) per common share from
    continuing operations--diluted:
    As previously reported...................  $    .44    $    .59      $   (.60)      $  (1.64)
    Net change associated with discontinued
      operations.............................      (.31)       (.38)         (.14)          (.48)
                                               --------    --------      --------       --------
    Restated.................................  $    .13    $    .21      $   (.74)      $  (2.12)
                                               ========    ========      ========       ========

------------------------

(1) Operations for the fourth quarter of 1999 were presented on a continuing/discontinued basis, resulting in no restatement of this quarter.

14.  OUTLOOK:

    The principal sources of liquidity for the Company's continuing operations will be its operating cash flows, if any, and borrowings under the new credit facility with Foothill. The Company projects that after application of the net proceeds of the sale of an 80.1% interest in New Bush Hog, it will require approximately $37,000,000 in cash in 2000 to, among other things, (1) discharge certain accrued liabilities and claims arising out of events associated with operations of the Agricultural Products Group before March 7, 2000, (2) extinguish the remainder of its outstanding indebtedness to banks, (3) reduce outstanding payables, (4) finance peak working capital requirements of the Industrial Products Group and (5) finance the acquisition of new equipment. Verson's peak working capital requirements could vary significantly, either higher or lower, from the projected level. The working capital needs of Verson will depend upon the magnitude of new press orders, the timing of the receipt of those orders, the timing of production under the orders and the extent to which the Company receives progress payments on those orders. The Company's working capital projections are also conditioned upon successful negotiation of the Verson labor agreement which expires in June 2000. The Company anticipates that its projected cash requirements will be funded in part by the proceeds (net of escrow requirements) from the sale of its remaining New Bush Hog membership interest (approximately $24,000,000) and a financing lease (approximately $5,000,000), with the remainder being financed by borrowings under the Foothill credit facility.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

    The key challenges faced by the Company's Industrial Products Group include:

    1. NEW PROFITABLE BUSINESS. The group's operating results in 2000 will be adversely affected by (a) the current low level of the group's backlog ($51,401,000 at December 31, 1999 compared to $145,268,000 a year earlier) and (b) the fact that approximately 50% of the current backlog represents no margin work booked in 1997. Because of the fall off in new orders in 1999 and the first quarter of 2000, Verson is expected to have excess capacity during 2000, revenues are expected decline substantially and the Company anticipates that it will incur an operating loss. The group's long-term viability depends upon the generation of new orders with appropriate margins as well as a timely adjustment of the Company's cost structure consistent with the level of orders received.

    2. MANAGEMENT OF MAJOR PROJECTS. The Company has been working to correct the operating problems of its Industrial Products Group and has taken several significant steps which it believes will help to correct the problems. These steps include changes in the group management team, development of a new planning system that will help the Company plan and track engineering, purchasing and manufacturing costs, and the acquisition of equipment which should enable the Company to reduce outsourcing work. The group in the future must demonstrate its ability to estimate costs of major projects accurately and to manage those projects so that they are completed on time and on budget.

    3. ADEQUACY OF FINANCIAL RESOURCES. The Company and one of its customers amended several related press orders to address the customer's concern that the Company may lack the necessary financial resources to complete orders already in production. The customer has conditionally agreed to permit the completion of the orders pursuant to a revised schedule, subject to the customer's ongoing review of the Company's financial status. Similarly, due to the Company's financial condition, the Company was slow during 1999 and the first quarter of 2000 to make payments to its creditors, including its suppliers. This has raised concern among suppliers about whether to continue to supply the Company and extend additional credit. Two additional challenges that the Company faces in its business are (1) the business must carry relatively large work-in-process inventories because of the significant periods of time necessary to plan, design and build large metal forming presses and
        (2) the business is subject to the timing, severity and duration of automotive customer buying cycles. The Company must have the ability to obtain financing, including customer deposits, in order to address these challenges.

    The Company has obtained the Foothill credit lines of up to $30,000,000 secured by the assets of its Verson division and anticipates that it will enter into a financing lease during the second quarter of 2000 to finance capital equipment purchased during the first quarter of 2000 at a cost of approximately $5,000,000. These financings are subject to preconditions regarding the Company's eligible borrowing base and to ongoing compliance requirements, which if not met would permit Foothill and/ or the financing lease lessor to declare an event of default under the applicable agreements. The Company's ability to meet these requirements is dependent on future results which cannot be predicted with certainty.

    Although the Foothill credit lines (with the exceptions previously noted) do not provide for loans against work-in-process and raw material inventories, the Company believes that it has financing in place for calendar year 2000 that will be adequate to support the initiatives necessary in 2000 to improve the operations of Verson and secure new orders. While there can be no assurance that additional financing will not be necessary at some point in 2000, currently the credit line appears sufficient to address projected fluctuations in working capital and cash requirements. If these lines of credit become inadequate or an event of default is declared, the Company will be required to pursue alternative financing sources at that time.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Included in Part II of this report:

       Report of Independent Accountants

       Consolidated statements of income (loss) for the years ended
        December 31, 1999, 1998 and 1997

       Consolidated balance sheets as of December 31, 1999 and 1998

       Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997

       Consolidated statements of shareholders' investment for the years ended
        December 31, 1999, 1998 and 1997

       Notes to consolidated financial statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

       Schedule II--Valuation and qualifying accounts for the years ended December 31, 1999, 1998 and 1997

(a) 3.  EXHIBITS

    The following exhibits are incorporated by reference as noted below:

          2(a)    The Registrant's Limited Liability Company Interest Purchase
                    and Asset Contribution Agreement by and between Allied
                    Products Corporation, Bush Hog Investors, L.L.C. and Bush
                    Hog, L.L.C. dated as of October 21, 1999 is incorporated
                    by reference to Exhibit 2 of the Company's September 30,
                    1999 Quarterly Report in Form 10-Q (File No. 1-5530).

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

          3(c)    The Registrant's By-Laws of the Company, as amended, are
                    incorporated by reference to Exhibit 3 of the Company's
                    1998 Annual Report on Form 10-K (File No. 1-5530).

          4(a)    The Registrant's Rights Agreement, dated as of July 28,
                    1999, between Allied Products Corporation and LaSalle Bank
                    National Association, which includes as Exhibit A the
                    Terms of Series D Preferred Stock, as Exhibit B the
                    Form of Right Certificate and as Exhibit C the Summary of
                    Rights to Purchase Preferred Stock is incorporated by
                    reference to Exhibit 4.1 of the Company's Form 8-K dated
                    July 30, 1999 (File No. 1-5530).

         10(a)    *The Registrant's 1977 Incentive Stock Plan is incorporated by reference to Exhibit 10(a) of the Company's 1980 Annual
                    Report on Form 10-K (File No. 1-5530).

         10(b)    *The Registrant's SMART Plan is incorporated by reference to
                    Exhibit 10(d) of the Company's 1984 Annual Report on
                    Form 10-K (File No. 1-5530).

         10(c)    *The Registrant's 1990 Long-Term Incentive Stock Plan is
                    incorporated by reference to Exhibit 10 of the Company's
                    1991 Annual Report on Form 10-K (File No. 1-5530).

         10(d)    The Registrant's Agreement for the sale of the assets of the
                    White-New Idea Farm Equipment Division of Allied Products
                    Corporation is incorporated by reference to
                    Exhibit(c)(2)(a)(i) of the Company's report on Form 8-K
                    dated January 14, 1994 (File No. 1-5530).

         10(e)    *The Registrant's Allied Products Corporation Executive
                    Retirement Plan dated April 4, 1994 is incorporated by
                    reference to Exhibit 10(a) of the Company's 1994 Annual
                    Report on Form 10-K (File No. 1-5530).

         10(f)    *The Registrant's Executive Officer's Agreement in Event of
                    Change in Control or Ownership of Allied Products
                    Corporation dated April 1, 1994 is incorporated by
                    reference to Exhibit 10(b) of the Company's 1994 Annual
                    Report on Form 10-K (File No. 1-5530).

         10(g)    *The Registrant's Allied Products Corporation Retirement
                    Plan dated as of December 31, 1993 is incorporated by
                    reference to Exhibit 10(d) of the Company's 1994 Annual
                    Report on Form 10-K (File No. 1-5530).

         10(h)    *The Registrant's Bush Hog Segment of the Allied Products
                    Corporation Combined Retirement Plan effective
                    December 31, 1993 is incorporated by reference to
                    Exhibit 10(e) of the Company's 1994 Annual Report on
                    Form 10-K (File No. 1-5530).

         10(i)    *The Registrant's Verson Segment of the Allied Products
                    Corporation Combined Retirement Plan effective
                    December 31, 1993 is incorporated by reference to
                    Exhibit 10(f) of the Company's 1994 Annual Report on
                    Form 10-K (File No. 1-5530).

         10(j)    *The Registrant's Littell Segment of the Allied Products
                    Corporation Combined Retirement Plan effective
                    December 31, 1993 is incorporated by reference to
                    Exhibit 10(g) of the Company's 1994 Annual Report on
                    Form 10-K (File No. 1-5530).

         10(k)    The Registrant's Consent to Stock Repurchase dated as of
                    November 27, 1996 is incorporated by reference to
                    Exhibit 10B of the Company's 1996 Annual Report on
                    Form 10-K (File No. 1-5530).

         10(l)    *The Registrant's 1997 Incentive Stock Plan is incorporated by reference to Exhibit 10 of the Company's June 30, 1997
                    Quarterly Report on Form 10-Q (File No. 1-5530).

------------------------

*   Management contracts or compensatory plans.

    The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

        EXHIBIT NO.            NAME OF EXHIBIT
      ----------------         ---------------
             2.1               First Amendment to Limited Liability Company Interest
                                 Purchase and Asset Contribution Agreement, dated as of
                                 December   , 1999.
             2.2               Second Amendment to Limited Liability Company Interest
                                 Purchase and Asset Contribution Agreement, dated as of
                                 February 10, 2000.
             2.3               Third Amendment to Limited Liability Company Interest
                                 Purchase and Asset Contribution Agreement, dated as of
                                 March 7, 2000.
            10.1               Material Contract-Loan and Security Agreement between Allied
                                 Products Corporation, as Borrower, and LaSalle Bank
                                 National Association, as Lender, dated as of March 7,
                                 2000.
            10.2               Material Contract-Letter of Agreement dated March 23, 2000 between Allied Products Corporation, as Seller, and Bush
                                 Hog Investors, as Buyer, regarding the sale of
                                 Registrant's 19.9% interest in Bush Hog, L.L.C.
            10.3               Material Contract-Loan and Security Agreement by and between
                                 Allied Products Corporation and Foothill Capital
                                 Corporation dated as of March 29, 2000.
            21                 Subsidiaries of the Registrant.
            23                 Consent of Independent Accountants.
            24                 Power of Attorney.
            27                 Financial Data Schedule.

    Other financial statements, schedules and exhibits not included above have been omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1999        1998         1997
                                                         ----------   ---------   -----------
    Allowance for doubtful accounts--
      Current receivables:
        Balance at beginning of year...................  $  519,000   $ 531,000   $   629,000
        Add (deduct)--
          Provision charged to income..................   1,553,000     129,000       114,000
          Allowance applicable to receivables
            acquired...................................      --          47,000       --
          Receivables charged off as bad debts, net of
            recoveries.................................    (599,000)   (188,000)     (212,000)
                                                         ----------   ---------   -----------
        Balance at end of year.........................  $1,473,000   $ 519,000   $   531,000
                                                         ==========   =========   ===========
      Long-term receivables:
        Balance at beginning of year...................  $   --       $ 610,000   $ 7,165,000
        Add (deduct)--
          Provision charged to income..................      --          --           --
          Receivables charged off as bad debts, net of
            recoveries.................................      --        (610,000)   (6,555,000)
                                                         ----------   ---------   -----------
        Balance at end of year.........................  $   --       $  --       $   610,000
                                                         ==========   =========   ===========

------------------------

Amounts in the above schedule relate to both continuing and discontinued operations.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALLIED PRODUCTS CORPORATION
                                                  (Registrant)

April 13, 2000                                    By:  /s/ RICHARD A. DREXLER
                                                       ----------------------------------------------
                                                       Richard A. Drexler, CHAIRMAN,
                                                       PRESIDENT AND CHIEF EXECUTIVE AND FINANCIAL
                                                       OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     *                 /s/ [RICHARD A. DREXLER]
                                                            ----------------------------------------------
                                                             Richard A. Drexler, CHAIRMAN, PRESIDENT AND
                                                                CHIEF EXECUTIVE AND FINANCIAL OFFICER
                                                                               DIRECTOR

April 13, 2000                                       *                  /s/ [ROBERT J. FLECK]
                                                            ----------------------------------------------
                                                             Robert J. Fleck, VICE PRESIDENT--ACCOUNTING,
                                                             CHIEF ACCOUNTING AND ADMINISTRATIVE OFFICER

                                                     *                   /s/ [LLOYD DREXLER]
                                                            ----------------------------------------------
                                                                            Lloyd Drexler,
                                                                               DIRECTOR

                                                     *                /s/ [STANLEY J. GOLDRING]
                                                            ----------------------------------------------
                                                                         Stanley J. Goldring,
                                                                               DIRECTOR

                                                     *                   /s/ [JOHN E. JONES]
                                                            ----------------------------------------------
                                                                            John E. Jones,
                                                                               DIRECTOR

                                                     *                 /s/ [MITCHELL I. QUAIN]
                                                            ----------------------------------------------
                                                                          Mitchell I. Quain,
                                                                               DIRECTOR

                                                     *                   /s/ [S. S. SHERMAN]
                                                            ----------------------------------------------
                                                                            S. S. Sherman,
                                                                               DIRECTOR

                                                     *     By:            /s/ [MARK C. STANDEFER]
                                                                ------------------------------------------
                                                                            Mark C. Standefer,
                                                                             ATTORNEY-IN-FACT