Form 10-Q
period 2000-03-31
ALLIED PRODUCTS CORP /DE/
filed 2000-05-22
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM_____TO____

                          COMMISSION FILE NUMBER 1-5530

                           ALLIED PRODUCTS CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                      38-0292230
-------------------------------              -----------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                 NUMBER)


10 SOUTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                         60606
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,859,664 COMMON SHARES, $.01 PAR VALUE, AS OF APRIL 28, 2000.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        INTRODUCTION

                        CONDENSED CONSOLIDATED BALANCE SHEETS-
                          March  31, 2000 and December 31, 1999

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                          Three Months Ended March 31, 2000 and 1999

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
                          Three Months Ended March 31, 2000 and 1999

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

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  INTRODUCTION

      The condensed consolidated financial statements included herein (as of March 31, 2000 and for the three months ended March 31, 2000 and 1999) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1999 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                       MARCH 31, 2000   DECEMBER 31, 1999
                                                                       --------------   -----------------
Current Assets:
  Cash and cash equivalents                                             $ 12,109,000      $  1,054,000
                                                                        ------------      ------------
  Notes and accounts receivable, less allowances of
    $1,064,000 and $1,130,000, respectively                             $ 24,720,000      $ 20,460,000
                                                                        ------------      ------------
  Inventories:
    Raw materials                                                       $  3,342,000      $  3,571,000
    Work in process                                                       24,213,000        43,094,000
                                                                        ------------      ------------
                                                                        $ 27,555,000      $ 46,665,000
                                                                        ------------      ------------
  Deferred tax asset                                                    $  3,400,000      $  8,995,000
                                                                        ------------      ------------
  Prepaid expenses                                                      $  1,731,000      $    228,000
                                                                        ------------      ------------
  Current assets associated with discontinued operations                $ 17,532,000      $ 84,073,000
                                                                        ------------      ------------
    Total current assets                                                $ 87,047,000      $161,475,000
                                                                        ------------      ------------

Plant and Equipment, at cost:
  Land                                                                  $  1,691,000      $  1,671,000
  Building and improvements                                               52,461,000        52,435,000
  Machinery and equipment                                                 37,135,000        36,603,000
                                                                        ------------      ------------
                                                                        $ 91,287,000      $ 90,709,000
  Less-Accumulated depreciation and amortization                          33,355,000        32,023,000
                                                                        ------------      ------------
                                                                        $ 57,932,000      $ 58,686,000
                                                                        ------------      ------------
Other Assets:
  Deferred tax asset                                                    $  4,256,000      $  4,165,000
  Deferred charges (goodwill), net of amortization                         1,090,000         1,134,000
  Other                                                                    3,211,000         2,853,000
  Noncurrent assets associated with discontinued operations                     --          28,298,000
                                                                        ------------      ------------
                                                                        $  8,557,000      $ 36,450,000
                                                                        ------------      ------------
                                                                        $153,536,000      $256,611,000
                                                                        ============      ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                       MARCH 31, 2000   DECEMBER 31, 1999
                                                                       --------------   -----------------
Current Liabilities:
  Revolving credit agreements                                           $  9,710,000      $130,700,000
  Current portion of long-term debt                                       18,323,000         1,023,000
  Accounts payable                                                        27,624,000        32,659,000
  Accrued expenses                                                        22,258,000        22,648,000
  Current liabilities associated with discontinued operations                   --          17,877,000
                                                                        ------------      ------------
    Total current liabilities                                           $ 77,915,000      $204,907,000
                                                                        ------------      ------------
Long-term debt, less current portion shown above                        $    297,000      $    378,000
                                                                        ------------      ------------
Other long-term liabilities                                             $  5,363,000      $  5,442,000
                                                                        ------------      ------------
Noncurrent liabilities associated with discontinued operations          $       --        $  2,814,000
                                                                        ------------      ------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Undesignated-authorized 2,000,000 shares at March 31,
      2000 and  December 31, 1999; none issued                          $       --        $       --
  Common Stock, par value $.01 per share; authorized
    25,000,000 shares; issued 14,047,249 shares at
    March 31, 2000 and December 31, 1999                                     140,000           140,000
  Additional paid-in capital                                              97,836,000        97,971,000
  Retained earnings (deficit)                                             14,285,000       (12,524,000)
                                                                        ------------      ------------
                                                                        $112,261,000      $ 85,587,000
Less: Treasury stock, at cost:  2,187,585 and 2,200,203
  shares at March 31, 2000 and December 31, 1999,
  respectively                                                           (42,300,000)      (42,517,000)
                                                                        ------------      ------------
    Total shareholder's equity                                          $ 69,961,000      $ 43,070,000
                                                                        ------------      ------------
                                                                        $153,536,000      $256,611,000
                                                                        ============      ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------------
                                                                            2000               1999
                                                                        ------------      ------------
Net sales from continuing operations                                    $ 19,016,000      $ 45,338,000
Cost of products sold                                                     18,946,000        54,819,000
                                                                        ------------      ------------
  Gross profit (loss)                                                   $     70,000      $ (9,481,000)
                                                                        ------------      ------------

Other costs and expenses:
  Selling and administrative expense                                    $  5,269,000      $  5,867,000
  Interest expense                                                         1,680,000         1,163,000
  Other (income) expense, net                                                447,000          (505,000)
                                                                        ------------      ------------
                                                                        $  7,396,000      $  6,525,000
                                                                        ------------      ------------
(Loss) before taxes from continuing operations                          $ (7,326,000)     $(16,006,000)
Provision for income taxes:
  Current                                                                       --                --
  Deferred                                                                 5,650,000              --
                                                                        ------------      ------------
(Loss) from continuing operations                                       $(12,976,000)     $(16,006,000)
                                                                        ------------      ------------
Discontinued operations (net of tax):
  Income from operations                                                $  1,687,000      $  3,340,000
  Gain on disposition of discontinued operations                          38,098,000              --
                                                                        ------------      ------------
  Income from discontinued operations                                   $ 39,785,000      $  3,340,000
                                                                        ------------      ------------

Net income (loss)                                                       $ 26,809,000      $(12,666,000)
                                                                        ============      ============

Earning (loss) per common share:
  Basic:
    Continuing operations                                               $      (1.09)     $      (1.35)
    Discontinued operations                                                     3.35              0.28
                                                                        ------------      ------------
    Income (loss) per common share                                      $       2.26      $      (1.07)
                                                                        ============      ============
  Diluted:
    Continuing operations                                               $      (1.09)     $      (1.35)
    Discontinued operations                                                     3.35              0.28
                                                                        ------------      ------------
    Income (loss) per common share                                      $       2.26      $      (1.07)
                                                                        ============      ============
Weighted average shares outstanding:
  Basic                                                                   11,851,000        11,819,000
                                                                        ============      ============
  Diluted                                                                 11,857,000        11,819,000
                                                                        ============      ============

Dividends per common share                                              $       --        $       0.04
                                                                        ============      ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------
                                                                             2000              1999
                                                                        ------------      ------------
Cash Flows from Operating Activities:
  (Loss) from continuing operations                                     $ (12,976,000)      $ (16,006,000)
  Income from discontinued operations                                      39,785,000           3,340,000
                                                                        -------------       -------------
    Net income (loss)                                                   $  26,809,000       $ (12,666,000)
    Adjustments to reconcile (loss) from continuing operations to cash provided from (used for) operating activities:
      Gains on sales of assets/business, net of tax                       (38,866,000)            (82,000)
      Depreciation and amortization                                         1,333,000           1,203,000
      Amortization of deferred charges                                         44,000              44,000
      Deferred income tax provision                                         5,650,000                --
      Provision for inventory valuation                                          --             6,926,000
    Changes in noncash assets and liabilities, net of
      businesses sold and noncash transactions:
      (Increase) decrease in accounts receivable                           (4,461,000)          2,404,000
      Decrease in inventories                                              19,110,000          12,552,000
      (Increase) decrease in prepaid expenses                              (1,503,000)             92,000
      Increase (decrease) in accounts payable and accrued expenses         (5,954,000)          7,201,000
    Other, net                                                              3,346,000          (1,160,000)
    Adjustment to reconcile income from discontinued operations
      to cash provided from (used for) discontinued operations            (16,326,000)        (13,532,000)
                                                                        -------------       -------------
  Net cash provided from (used for) operating activities                $ (10,818,000)      $   2,982,000
                                                                        -------------       -------------

Cash Flows from Investing Activities:
  Additions to plant and equipment                                      $    (582,000)      $  (3,999,000)
  Proceeds from sale of business                                          126,494,000                --
  Proceeds from sales of plant and equipment                                    2,000               6,000
  Net cash used in discontinued operations                                   (270,000)           (487,000)
                                                                        -------------       -------------
  Net cash provided from (used for) investing activities                $ 125,644,000       $  (4,480,000)
                                                                        -------------       -------------
Cash Flows from Financing Activities:
  Borrowings under revolving credit agreements                          $  18,100,000       $  49,000,000
  Proceeds from issuance of debt                                           27,710,000                --
  Payments under revolving credit agreements                             (148,800,000)        (47,100,000)
  Payments of short and long-term debt                                       (781,000)            (56,000)
  Dividends paid                                                                 --              (469,000)
  Net cash used in discontinued operations                                       --              (191,000)
                                                                        -------------       -------------
Net cash provided from (used for)  financing activities                 $(103,771,000)      $   1,184,000
                                                                        -------------       -------------
Net increase (decrease) in cash and cash equivalents                    $  11,055,000       $    (314,000)
Cash and cash equivalents at beginning of year                              1,054,000             727,000
                                                                        -------------       -------------
Cash and cash equivalents at end of period                              $  12,109,000       $     413,000
                                                                        =============       =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   DISCONTINUED OPERATIONS

            On March 7, 2000, the Company's shareholders approved the Limited Liability Company Interest Purchase and Asset Contribution Agreement ("Purchase Agreement") by and among the Company , Bush Hog, L.L.C., a Delaware limited liability company ("New Bush Hog") and Bush Hog Investors, L.L.C., a Delaware limited liability company ("Bush Hog Investors").

            Pursuant to the Purchase Agreement, the Company agreed (i) to transfer to New Bush Hog substantially all of the assets and certain liabilities of the Bush Hog and Great Bend divisions constituting the Agricultural Products Group in exchange for all of the outstanding membership interests of New Bush Hog and (ii) to sell to Bush Hog Investors membership interests representing 80.1% of the total outstanding membership interests of New Bush Hog for a purchase price of $126,494,000, subject to post-closing adjustments. This sale was consummated on March 7, 2000. Upon consummation of the joint venture, New Bush Hog owns substantially all of the assets of the Agricultural Products Group subject to some of its liabilities, the Company significantly reduced its bank indebtedness, Bush Hog Investors became the owner of 80.1% of the outstanding membership interests of New Bush Hog and the Company owned 19.9% of the outstanding membership interests of New Bush Hog.

            The Company retained all liabilities and obligations for claims made with respect to events or injuries occurring before the closing including product liability, workers' compensation and environmental claims and claims regarding employment practices. The liabilities retained by the Company include liabilities under existing product liability claims, any additional claims, including product liability claims, arising out of events associated with operations of the Agricultural Product Group before the closing, and workers' compensation claims, for which the Company has provided reserves of approximately $5,600,000. The Company also remains responsible for monetary liabilities, if any, under a race discrimination class action suit brought by seven former or present employees of the Company's Bush Hog division - see Note 10 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for a further discussion of this claim. The Company also retains the obligation to make future contributions, if any, required to fund obligations under the Bush Hog Salaried Pension Plan. Benefits under the Plan were frozen as of the closing. The Company recorded a $2,578,000 pension curtailment gain when the Company assumed the pension plan obligations and assets related to this plan. Certain of these obligations, which are contingent, may effect future results of operations if and when such obligations become probable and estimable. In addition, the Company retains liabilities for taxes and other governmental charges relating to operations before the closing and liabilities under employee benefit plans, which plans, other than the Bush Hog Salaried Pension Plan, were discontinued at closing.

            The Company applied the net proceeds from the sale to repay existing indebtedness. Based on a selling price of $126,494,000, the Company has recorded in the first quarter of 2000 an estimated gain on the disposition of discontinued operations of $38,098,000, net of taxes, subject to final adjustment.

            Following completion of the transaction, the Company retained a minority interest in New Bush Hog, which was recorded on a cost basis ($21,114,000), and has no ability to control the direction and development of New Bush Hog. Under the cost method of accounting, the investment in New Bush Hog is reflected in the Company's balance sheet at cost, and dividends from New Bush Hog will be taken into income as they are received to the extent distributions are not a return of capital. New Bush Hog is obligated to pay quarterly dividends approximately equal to quarterly income, subject to certain conditions contained in the Limited Liability Company Agreement.

            Following the completion of the sale, the Company received a distribution of $3,582,000 from New Bush Hog, which the Company recorded as a return of capital , reducing the cost basis of its 19.9% interest in New Bush Hog to $17,532,000. On March 24, 2000, the Company signed a definitive agreement to sell its remaining 19.9% interest in New Bush Hog to Bush Hog Investors for a purchase price of approximately $27,800,000 plus its pro rata share of New Bush Hog's undistributed earnings, subject to post-closing adjustments. The sale, which is expected to close prior to the end of the second quarter of 2000, is expected to result in a pretax gain of approximately $10,200,000 subject to final adjustment.

            The Company has included the operations of the Agricultural Products Group, an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense (based upon the group's proportionate share of consolidated invested capital) under the caption "Discontinued operations, income from operations" in the accompanying Condensed Consolidated Statements of Income (Loss). Previously issued Condensed Consolidated Statements of Income (Loss) have been revised to reflect the effect of the discontinued operations. In addition, current and noncurrent assets and liabilities associated with the above noted discontinued operations have been reclassified in the accompanying balance sheets.

            Summarized operating results of discontinued operations for the three months ended March 31, 2000 and 1999, are as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
            Net sales                                 $28,608,000      $36,902,000
                                                      ===========      ===========
            Income before taxes                       $ 1,687,000      $ 3,340,000
            Provision (benefit) for income taxes             --               --
                                                      -----------      -----------
            Discontinued operations - income
              from operations                         $ 1,687,000      $ 3,340,000
                                                      ===========      ===========

            Allocated interest expense was $1,078,000 and $1,190,000 for the three months ended March 31, 2000 and 1999, respectively.

(2)   ACCRUED EXPENSES

      The Company's accrued expenses consist of the following:

                                                  3/31/00          12/31/99
                                                -----------      -----------
      Salaries and wages                        $ 1,829,000      $ 1,943,000
      Warranty                                    5,217,000        5,563,000
      Self insurance accruals                     2,791,000        2,871,000
      Pensions, including retiree health          2,849,000        5,362,000
      Taxes, other than income taxes              1,529,000          949,000
      Environmental matters                       2,376,000        2,376,000
      Other                                       5,667,000        3,584,000
                                                -----------      -----------
                                                $22,258,000      $22,648,000
                                                ===========      ===========

(3)   EARNINGS PER COMMON SHARE

            Basic earnings per common share is based on the average number of common shares outstanding - 11,851,000 and 11,819,000 for the three months ended March 31, 2000 and 1999, respectively. Diluted earnings per common share is based on the average number of common shares outstanding, as noted above, increased by the dilutive effect of outstanding stock options- 6,000 for the three months ended March 31, 2000. For the quarter ended March 31, 1999, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

(4)   FINANCIAL ARRANGEMENTS

            As of December 31, 1999, the Second Amended and Restated Credit Agreement ("Credit Agreement"), as amended, provided for up to $135,000,000 of borrowings and/or letters of credit at either a floating prime (prime plus 250 basis points) or fixed LIBOR (LIBOR plus 400 basis points) rate. The Company granted a lien upon and security interests in all of the assets (except real estate) of the Company and its subsidiaries to the lenders and was required to meet certain periodic financial tests. Effective February 11, 2000, the

      Company entered into a Fifth Amendment and Consent to the Credit Agreement. The amended agreement provided for up to $138,000,000 of borrowings and/or letters of credit and extended the termination date of the agreement to March 7, 2000.

            In contemplation of the sale of an 80.1% interest in the Agricultural Products Group and to help finance the build up of receivables and inventories within this group during December and the first quarter of 2000, an affiliate of Bush Hog Investors agreed, under the Loan and Security Agreement ("Bush Hog Investors Loan") dated as of December 16, 1999, to loan the Company up to $5,000,000, secured by the group's real property in Selma, Alabama. During the first quarter of 2000, the Company borrowed the maximum amount available under this agreement at an interest rate of prime plus 400 basis points.

            On March 7, 2000, the Company entered into a Loan and Security Agreement with LaSalle Bank National Association ("LaSalle"). Under the terms of the agreement, the Company may borrow up to $18,000,000 at a floating prime (prime less 100 basis points) rate within three months after the closing of the agreement. Amounts outstanding under the agreement are due 30 months after closing. Prepayment is allowed without penalty. The loan is secured by a first lien on the Company's 19.9% interest in New Bush Hog. The Company has borrowed the maximum amount available under the agreement. These proceeds, combined with the proceeds received from the sale of an 80.1% interest in New Bush Hog, were applied to repay the Company's indebtedness outstanding under the Second Amended and Restated Credit Agreement, the Company's indebtedness outstanding under the Bush Hog Investors Loan and to costs associated with the sale.

            The Company also entered into a new credit facility with Foothill Capital Corporation ("Foothill") effective March 29, 2000. The new credit facility has a three year term, maturing in March 2003, and consists of a term loan of $10,600,000 and a revolving credit facility which may be drawn upon from time to time up to the lower of $19,400,000 or an amount based upon a percentage of eligible accounts receivable and eligible inventories relating to presses which are within sixty (60) days of shipment, as determined by Foothill, subject to reserves as determined by Foothill (the "Borrowing Base"). The amount available under the term loan sub-line is reduced by $176,667 monthly commencing in September 2000. The maximum remaining amount due at maturity in March 2003 is $5,123,323. Interest is payable monthly at a floating prime rate (prime plus 200 basis points on the term loan and prime plus 125 basis points on the revolver). In the event of a default, the interest rate increases by 300 basis points. Foothill received a closing fee of $300,000 and will receive a monthly fee of $50,000 for each month a balance is outstanding under the revolving credit facility. With certain exceptions, the penalty for prepayment is $900,000 (3% of the maximum credit available) in the first year, declining to 2% and 1% in the second and third years. Certain portions of the Borrowing Base will be determined in June, following Foothill's review and determination of eligible receivables.

            In connection with the Foothill loan, the Company granted a lien upon and security interests in substantially all of its assets (except its membership interest in New Bush Hog). The loan agreement requires that the Company sell its remaining interest in New Bush Hog on or before June 30, 2000. Restrictions in the Foothill loan agreement include, among other things, limitations on capital expenditures, restrictions on liens and the making of guarantees, and restrictions on acquisitions and investments. The loan agreement prohibits the payment of cash dividends. Additionally, Foothill can accelerate repayment in the event of a material adverse change in the business, as defined in the agreement. Financial covenants include a covenant that earnings before interest, taxes, depreciation and amortization ("EBITDA"), exclusive of extraordinary gains, exceed the amounts listed below as of the dates and for the periods indicated:

            June 30, 2000 .........................   last three months       $(1,300,000)
            September 30, 2000 ....................   last six months         $(3,500,000)
            December 31, 2000 .....................   last nine months        $(4,600,000)
            March 31, 2001 ........................   last twelve months      $(3,900,000)
            June 30, 2001 .........................   last twelve months      $(3,000,000)
            September 30, 2001 ....................   last twelve months      $ 1,300,000
            December 31, 2001 .....................   last twelve months      $ 7,600,000

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

            Since the Company's estimated EBITDA for future periods is predicated, among other things, upon projections of the receipt of new press orders in appropriate sequences and bearing appropriate margins, the Company cannot predict EBITDA with a reasonable degree of certainty. The rate of new orders is currently lagging behind the projections on which the EBITDA covenants were based. Therefore, it is possible that the Company will be unable to comply with the EBITDA covenants. If the Company is not in compliance with the covenants, the rate of interest on the Company 's indebtedness will increase by 3% per annum and the Company will be required either to attempt to negotiate a waiver or amendment of its agreement with Foothill or to pursue alternative financing sources. A failure to obtain a revised agreement with Foothill or alternative financing could result in a cancellation of the last two presses on the General Motors order - see Note 5.

            Reference is made to Note 14 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for a discussion of the challenges facing the Company.

(5)   CONTINGENT LIABILITY

            In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased the Company's common stock between February 6, 1997 and March 11, 1999. The complaints, which were filed in the United States District Court for the Northern District of Illinois, were virtually identical. They alleged various violations of the federal securities laws, including misrepresentations or failure to disclose material information about the Company's results of operations, financial condition, weakness in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense. In August 1999, the District Court ordered that the two cases be consolidated for all purposes. A Consolidated Amended Complaint was filed on October 12, 1999. The Company filed a Motion to Dismiss on December 13, 1999. The action was dismissed, without prejudice, by order dated March 13, 2000, with leave to amend the complaint. On April 27, 2000, a Second Consolidated Amended Complaint was filed. No estimate can currently be made as to the claim. The Company intends to file a Motion to Dismiss the Second Consolidated Amended Complaint. However, should the Second Consolidated Amended Complaint survive the Company's motion to dismiss, such claim could have a material adverse effect on the financial position and results of operations in the near term if an unfavorable outcome were to occur.

            The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known and estimated unreported product liability claims. The products to which the claims primarily relate are products currently manufactured by the Company's Industrial Products Group and products related to discontinued operations for which the Company contractually retained certain product liability claims generally arising prior to the sale of the related business. For one product liability claim the amount of damages claimed against all defendants exceeds the Company's liability insurance limits. Although there is no guarantee that the ultimate outcome of this claim against the Company will not exceed such limits, the Company currently believes that the ultimate outcome of this claim will not exceed its insurance coverage. However, changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur. For all other matters, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

            In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company entered into amendments to purchase orders with General Motors during the fourth quarter of 1999 and first quarter of 2000. The aggregate sales price of the presses covered by these purchase orders exceeds $75,000,000. Under the terms of the amendments, the Company and General Motors agreed to revised shipping, payment and testing schedules that allow the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amendments, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Until such time as these conditions are satisfied, General Motors reserves the right to cancel the purchase orders associated with the third and fourth presses until the Company has demonstrated that it has the financial ability to complete these presses on a timely basis. Such cancellation could have a material adverse effect on the financial position and results of operations in the near term.

            On certain presses recently delivered the Verson division experienced difficulty meeting delivery schedules. The purchasers of these presses may seek damages for alleged breach of contract by the Company. The damages the purchasers seek could include damages for lost production, lost sales and lost profit. The Company cannot at this time determine the amount of any potential claim that may be asserted due to late delivery, however, such claims could have a material adverse effect on the financial position and results of operations in the near term, if an unfavorable outcome were to occur.

            At March 31, 2000, the Company was contingently liable for approximately $1,358,000 primarily relating to outstanding letters of credit.

(6)   INCOME TAXES

            No tax benefit was recorded with respect to operating losses associated with continuing operations in the first quarter of 2000 and 1999 as a 100% valuation allowance has been provided on the related benefit. The provision for deferred income taxes

      ($5,650,000) in the first quarter of 2000 related to certain temporary differences associated with continuing operations. This charge is for a valuation allowance for certain temporary differences that are expected to reverse and become, in the near term, net operating loss carryforwards subject to expiration. The valuation allowance was based on management's belief that unless the Industrial Products Group is able to reduce production costs and return to profit levels experienced prior to 1997, the sale of the Agricultural Products Group will further decrease the likelihood of the Company being able to utilize all of its remaining tax loss carryforwards.

            The provision for income taxes ($5,054,000) related to the gain on the disposition of discontinued operations in the first quarter of 2000 was based on the application of the Alternative Minimum Tax rate for the current tax provision ($768,000) and the reversal of deferred tax assets ($4,286,000) specifically associated with the sale of 80.1% of the total outstanding membership interest of New Bush Hog- see Note 1. There was no current tax associated with the income from discontinued operations of $1,687,000 and $3,340,000 in the three month periods ended March 31, 2000 and 1999, respectively. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for a further discussion related to income taxes.

      (7)   SUMMARY OF OTHER (INCOME) EXPENSES

            Other (income) expense for the three month period ended March 31, 2000 and 1999 consists of the following:

                                                        FOR THE THREE MONTHS ENDED,
                                                        ---------------------------
                                                         3/31/00         3/31/99
                                                        ---------       ---------
            Interest income                             $ (45,000)      $ (26,000)
            Goodwill amortization                          45,000          45,000
            Net (gain) on sales of operating and
              nonoperating assets                            --           (81,000)
            Idle facility (income) expense                136,000        (109,000)
            Loan cost expenses/amortization               324,000          48,000
            Legal settlement                                 --          (389,000)
            Other miscellaneous                           (13,000)          7,000
                                                        ---------       ---------
                                                        $ 447,000       $(505,000)
                                                        =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Net sales from continuing operations decreased to $19,016,000 in the first quarter of 2000 compared to net sales from continuing operations of $45,338,000 in the first quarter of 1999. The loss from continuing operations in the first quarter of 2000 was $12,976,000 (including a charge to deferred taxes of $5,650,000) compared to a loss from continuing operations of $16,006,000 for the first quarter of 1999. Income from discontinued operations for the first quarter of 2000 was $39,785,000 compared to $3,340,000 for the first quarter of 1999. Income from discontinued operations includes an estimated gain of $38,098,000 from the sale of an 80.1% interest in Bush Hog, L.L.C. (the transferee owner of the former Agricultural Products Group.) Net income for the first quarter of 2000 was $26,809,000 ($2.26 per common share-diluted) compared to a net loss of $12,666,000 ($1.07 per common share-diluted) in the first quarter of 1999.

CONTINUING OPERATIONS

      The decrease in net sales from continuing operations in the first quarter of 2000 reflected a significant decline in presses in production. In the first quarter of 2000, the Company continued work on three large transfer presses as well as several other smaller presses. The Company was working on orders for eight large transfer presses and a substantial number of other smaller presses during the first quarter of 1999. Revenues from parts sales, press rebuilds and field service increased slightly in the first quarter of 2000, but represented a much higher percentage of the reduced level of total sales: 19.9% in the first quarter of 2000 compared to 8% in the first quarter of 1999.

      Gross profits were $70,000 in the first quarter of 2000 (.37% of sales). In the first quarter of 1999, costs exceeded sales by $9,481,000 (21% of sales). The improvement in gross margins reflects the lessening impact of the backlog of loss jobs and low margin jobs on which work began in 1998 and prior years. Approximately 40% of the Company's press production during the first quarter of 2000 represented work on jobs on which the Company had previously established reserves for losses. The Company recorded additional losses of $609,000 and no gross margins during the quarter on these jobs. In the first quarter of 1999, the Company's press production involved relatively more work on loss jobs and low margin jobs. The Company revised its cost estimates in 1999 on certain loss jobs during the quarter and the increase in the reserves for future losses on those jobs ($7,515,000) was a major factor in the quarter's negative gross margins.

      Two other factors significantly affected margins in the first quarter of 2000. The Company continued to report no gross profit during the quarter with respect to production on any press which had not reached a point in production when all manufacturing costs could be reasonably estimated. A relatively large portion of total press production in the first quarter of 2000 represented work on presses on which no gross profits were reported for this reason. Gross profits may vary significantly from quarter to quarter, depending upon whether a relatively smaller or larger portion of production represents work on presses which have reached the stage when manufacturing costs can be reasonably estimated and gross profits are recorded.

      Second, because of the lower level of production in the quarter, gross profit margins were also adversely affected by the underabsorption of manufacturing overhead ($1,053,000). The Company anticipates that underabsorption will continue to affect gross profit margins adversely as long as production remains at current levels.

      Interest expense in the first quarter of 2000 related to continuing operations was $1,680,000 compared to interest expense of $1,163,000 related to continuing operations reported in the first quarter of 1999. The increase was attributable to a combination of increased borrowings prior to the sale of an 80.1% interest in the Agricultural Products Group on March 7, 2000 and an increase in average interest rates.

      Selling and administrative expense in the first quarter of 2000 declined by $598,000, but represented a significantly higher percentage of the reduced level of total sales: 27.7% compared to 13%. The reduction in these costs was primarily associated with decreased employee benefit costs (pensions, taxes, etc.) related to lower employment levels. Professional fees (principally outside legal and accounting/auditing costs) also decreased in the first quarter of 2000 as many of these activities were related to the sale of an 80.1% interest in the Agricultural Products Group and were recorded as a reduction in the gain on the sale of these operations.

      Other expense was $447,000 in the first quarter of 2000 compared to other income of $505,000 in the first quarter of 1999. Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense.

      No tax benefit was recorded with respect to operating losses associated with continuing operations in the first quarter of 2000 and 1999 as a 100% valuation allowance has been provided on the related benefit. The provision for deferred income taxes ($5,650,000) in the first quarter of 2000 related to certain temporary differences associated with continuing operations. This charge is for a valuation allowance for certain temporary differences that are expected to reverse and become, in the near term, net operating loss carryforwards subject to expiration. The valuation allowance was based on management's belief that unless the Industrial Products Group is able to reduce production costs and return to profit levels experienced prior to 1997, the sale of the Agricultural Products Group will further decrease the likelihood of the Company being able to utilize all of its remaining tax loss carryforwards.

      The provision for income taxes ($5,054,000) related to the gain on the disposition of discontinued operations in the first quarter of 2000 was based on the application of the Alternative Minimum Tax rate for the current tax provision ($768,000) and the reversal of deferred tax assets ($4,286,000) specifically associated with the sale of 80.1% of the total outstanding membership interest of New Bush Hog - see Note 1 of Notes to Condensed Consolidated Financial Statements. There was no current tax associated with the income from discontinued operations of $1,687,000 and $3,340,000 in the three month periods ended March 31, 2000 and 1999, respectively.

      The sales backlog at March 31, 2000 was $39,000,000, which compares to $130,360,000 a year earlier. The Company recognizes that the delays in press shipments and installations during 1998 and 1999 have caused its relations with major customers to become strained. The Company is working to regain the confidence of its customers. The Company has reduced employment levels from approximately 800 on January 1, 2000 to approximately 675 on April 30, 2000. The Company anticipates that additional reductions in other costs as well as employment levels will be required. The Company will begin negotiations of a new labor agreement during the second quarter of 2000. The existing agreement expires on June 18, 2000.

DISCONTINUED OPERATIONS

      Discontinued operations for the first quarter of 2000 and 1999 include the operations of the Agricultural Products Group, an allocation of all direct financing, administrative and other expenses, income taxes and a pro rata allocation of interest expense. Net sales associated with discontinued operations for the 66 days from January 1 through the sale of an 80.1% interest in Bush Hog, L.L.C. (the transferee owner of the Agricultural Products Group) on March 7, 2000 totaled $28,608,000 ($429,000 per day), compared to net sales of $36,902,000 in the first quarter of 1999 ($410,000 per day).

      Income net of taxes associated with discontinued operations through the date of this sale in 2000 totaled $1,687,000, compared to $3,340,000 for the first quarter of 1999. The Company recorded an estimated gain of $38,098,000 net of tax, subject to post-closing adjustments on the sale of an 80.1% interest in Bush Hog, L.L.C. on March 7, 2000.

      On March 23, 2000, the Company agreed to sell its remaining 19.9% interest in Bush Hog, L.L.C. on or before June 30, 2000 for a purchase price which the Company anticipates will be approximately $27,800,000 plus the Company's pro rata share of undistributed income of Bush Hog, L.L.C. through the closing. The Company's cost basis at March 31, 2000 (adjusted for the receipt of a distribution of $3,582,000 from Bush Hog, L.L.C. treated as a return of capital) was $17,532,000. $4,000,000 of the sales proceeds will be escrowed as security for the Company's indemnification obligations under the initial sale agreement and $18,000,000 will be applied to discharge the Company's indebtedness to LaSalle Bank, N.A. ("LaSalle").

FINANCIAL CONDITION AND LIQUIDITY

      Working capital at March 31, 2000 was $9,132,000 and the current ratio was
1.12 to 1.00 compared to working capital of ($43,432,000) and a current ratio of .79 to 1.00 at December 31, 1999. Working capital at March 31, 2000 includes
$17,532,000 related to the Company's 19.9% interest in New Bush Hog. On March 24, 2000, the Company signed a definitive agreement to sell its 19.9% interest in New Bush Hog to Bush Hog Investors. The sale is expected to close prior to the end of the second quarter of 2000 - see Note 1 of Notes to Condensed Consolidated Financial Statements. Working capital at March 31, 2000 also reflects the inclusion of the Company's indebtedness to LaSalle as a current liability since the Company anticipates that it will discharge the indebtedness by June 30, 2000. The improvement in working capital is attributable to the application of the net proceeds of the sale of an 80.1% interest in the Agricultural Products Group to reduce short term indebtedness. An increase of $4,260,000 in net accounts receivable is attributable largely to the shipment of six presses during the quarter. A decrease of $19,110,000 in inventory levels during the first quarter of 2000 is attributable in part to the press shipments referred to above and in part to a larger amount of customer progress payments accounted for as a reduction of inventories ($6,490,000).

      Fixed asset additions attributable to continuing operations totaled $582,000 including approximately $473,000 associated with a horizontal boring mill which is in the process of being installed. There were no major fixed asset dispositions in the first quarter of 2000.

      The net decrease in accounts payable ($5,035,000) is attributable to a reduction in customer deposits or progress payments which are initially accounted for as accounts payable. As production continues on an order the customer deposit is eliminated as an account payable and is accounted for as a credit against inventories. Accounts payable exclusive of customer deposits remained at approximately the same level during the first quarter of 2000, as did accrued expenses.

      Net cash generated by the operating activities related to the Company's continuing operations totaled $4,589,000 in the first quarter of 2000, compared to $13,174,000 in the first quarter of 1999. The decrease in inventory levels during the first quarter of 2000 more than offset increases in net accounts receivable and prepaid expenses and a decrease in accounts payable and accrued expenses, resulting in positive cash flow for the quarter. The positive cash flow in the first quarter of 1999 was the result of a decrease in accounts receivable, inventories and prepaid expenses and an increase in accounts payable and accrued expenses.

      During the first quarter of 2000 the Company repaid all of its then outstanding bank indebtedness, borrowed $18,000,000 from LaSalle and entered into a new credit facility with Foothill Capital Corporation ("Foothill") effective March 29, 2000. The Company is required to pay off its outstanding indebtedness to LaSalle on the sale of its remaining 19.9% in the former Agricultural Products Group during the second quarter. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements and to "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1999 Annual Report on Form 10-K for a description of the terms of the LaSalle loan and the Foothill credit facility.

      As of March 31, 2000, the Company had cash and cash equivalents of $12,109,000, reflecting in part an initial borrowing of $9,710,000 under the Foothill credit facility. As presses in progress near completion and as Foothill completes its assessment of the amount of eligible receivables and inventories constituting the Company's borrowing base under the credit facility, additional amounts may become available under the Foothill credit facility. The availability of borrowing under the Foothill credit facility is conditioned upon the Company's compliance with financial covenants including a covenant that cumulative earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of extraordinary gains, exceed specified amounts as of the end of each of the next seven calendar quarters. Since the Company's estimated EBITDA for future periods is predicated, among other things, upon projections of the receipt of new press orders in appropriate sequences and bearing appropriate margins, the Company cannot predict EBITDA with a reasonable degree of certainty. The rate of new orders is currently lagging behind the projections on which the EBITDA covenants were based. Therefore it is possible that the Company will be unable to comply with the EBITDA covenants. If the Company is not in compliance with the covenants, the rate of interest on the Company's indebtedness will increase by 3% per annum and the Company will be required either to attempt to negotiate a waiver or amendment of its agreement with Foothill or to pursue alternative financing sources. A failure to obtain a revised agreement with Foothill or alternative financing could result in a cancellation of the last two presses on the General Motors order. See Note 5 of Notes to Condensed Consolidated Financial Statements.

      Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation: Outlook" in the Company's 1999 Annual Report on Form 10-K for a discussion of the challenges facing the Company.

MARKET RISK

      The Company's market risk is the exposure to adverse changes in interest rates. At March 31, 2000, the Company's total debt outstanding (including capitalized leases) totaled $28,330,000. Capitalized lease debt ($620,000) was represented by fixed rate financing and was not subject to market rate fluctuations. The remaining portion of the Company's debt at March 31, 2000 ($27,710,000) was subject to interest rates at a floating prime rate (prime less 100 basis points under the LaSalle loan and prime plus 200 basis points on the term loan portion of the Foothill credit facility). The balance outstanding at March 31, 2000 approximated fair market value. A hypothetical immediate 1% increase in interest rates would adversely affect 2000 earnings and cash flow by approximately $277,100 based on the composition of debt levels at March 31, 2000.

SAFE HARBOR STATEMENT

      Statements contained in the Management Discussion and Analysis of Financial Conditions and Results of Operations that relate to future operating periods are subject to risks and uncertainties that could cause actual results to differ from management's projections. The Company's outlook is based upon assumptions relating to the factors discussed below.

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

- Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; customers' perceptions of the advantages of dealing with a single press manufacturer; whether the Company has successful reference installations to demonstrate the speed, efficiency and reliability of new presses to customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the availability of manufacturing capacity at the Company's factory and changes in the value of the dollar relative to German and Japanese currencies.

- Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major projects; the adequacy of the Company's systems to manage major projects and its success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; renegotiation of a collective bargaining agreement and plant capacity and utilization.

- Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables , inventories, fixed assets and intangible assets; and leverage and debt service.

      Reference is made to Note 14 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 4      SUBMISSION OF MATTERS TO A VOTES OF SECURITY HOLDERS

            On March 7, 2000 the Registrant held a special meeting of its shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission. The following item was voted on by the Company's shareholders:

            The approval of the Limited Liability Company Interest Purchase and Asset Contribution Agreement by and among the Company, Bush Hog, L.L.C., a Delaware limited liability company ("New Bush Hog") and Bush Hog Investors, L.L.C., a Delaware limited liability company, which contemplated (a) the transfer from the Company to New Bush Hog of substantially all of the operating assets and some of the liabilities associated with the Company's Agricultural Products Group in exchange for all of the outstanding membership interests of New Bush Hog and (b) the sale of membership interests representing 80.1% of the outstanding membership interest of Bush Hog to Bush Hog Investors for a purchase price of $112,076,041, subject to post-closing adjustments. Proxies for the meeting were solicited pursuant to Regulation 14A. The proposition received the following number of votes:

                  FOR- 8,370,750; AGAINST- 206,390; ABSTAIN - 22,525

            Approximately 212,000 shares held by brokers and nominees were not voted to approve the transaction.

                  2001 ANNUAL MEETING. After January 2, 2001, notice to the Company of a Shareholder proposal submitted for consideration at the 2001
Annual Meeting of Shareholders which is not submitted for inclusion in the Company's proxy statement and form of proxy, will be considered untimely and the persons named in the proxies solicited by the Company may exercise discretionary voting power with respect to any such proposal.


Item 6.     EXHIBIT AND REPORTS ON FORM 8-K

      (a)   Exhibits - See Exhibit Index included herein.

      (b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ALLIED PRODUCTS CORPORATION
                              ---------------------------
                                      (REGISTRANT)




MAY 22, 2000                  /s/ Robert J. Fleck
------------                  --------------------------------------------------
                              Robert J. Fleck
                              Vice President- Accounting and Chief Accounting
                                & Administrative Officer




MAY 22, 2000                  /s/ Mark C. Standefer
------------                  --------------------------------------------------
                              Mark C. Standefer
                                Vice President, General Counsel & Secretary

                           ALLIED PRODUCTS CORPORATION

                                INDEX TO EXHIBITS


      The following exhibit is attached to the copies of this report filed with the Securities and Exchange Commission:

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
   27.1                                   Financial Data Schedule
   27.2                                   Financial Data Schedule

The following exhibits are incorporated by reference as noted below:

   99(a) The Registrant's Notification of Late Filing as it relates to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 is Incorporated by reference to Registrant's Form 12b- 25 dated March 31, 2000 (File No. 1-5530)

   99(b) The Registrant's Notification of Late Filing as it relates to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 is Incorporated by reference to Registrant's Form 12b-25 dated May 15, 2000 (File No. 1-5530)