Form 10-Q
period 2000-06-30
ALLIED PRODUCTS CORP /DE/
filed 2000-08-14
CIK 3941

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to ____

                          Commission file number 1-5530

                           ALLIED PRODUCTS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    38-0292230
--------------------------------              -------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                           Number)

 1355 EAST 93RD STREET, CHICAGO, ILLINOIS                         60619
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (773) 933-8200

                                 Not Applicable
                 ----------------------------------------------
                 (former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days. Yes  X   No
                                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,891,664 common shares, $.01 par value, as of July 31,2000 .

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

        PART I.   FINANCIAL INFORMATION

                 ITEM 1. FINANCIAL STATEMENTS

                         INTRODUCTION

                         CONDENSED CONSOLIDATED BALANCE SHEETS-
                           June 30, 2000 and December 31, 1999

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                           Three and Six Months Ended June 30, 2000 and 1999

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
                           Six Months Ended June 30, 2000 and 1999

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

        EXHIBIT  INDEX

                                PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                  ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                         INTRODUCTION

        The condensed consolidated financial statements included herein (as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. All such adjustments are of a normal, recurring nature. The information as of December 31, 1999 is derived from the audited year end balance sheet for that year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

        The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

           ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                               JUNE 30, 2000     DECEMBER 31, 1999
                                                            ------------------   ------------------
Current Assets:
  Cash and cash equivalents                                 $        2,590,000   $        1,054,000
                                                            ------------------   ------------------
  Restricted Cash                                           $        5,576,000   $             --
                                                            ------------------   ------------------
  Notes and accounts receivable, less allowances of
    $875,000 and $1,130,000, respectively                   $       18,723,000   $       20,460,000
                                                            ------------------   ------------------
Inventories:
  Raw materials                                             $        3,419,000   $        3,571,000
  Work in process                                                   33,701,000           43,094,000
                                                            ------------------   ------------------
                                                            $       37,120,000   $       46,665,000
                                                            ------------------   ------------------
Deferred tax asset                                          $        3,400,000   $        8,995,000
                                                            ------------------   ------------------
Prepaid expenses                                            $        1,371,000   $          228,000
                                                            ------------------   ------------------
Current assets associated with discontinued operations      $             --     $       84,073,000
                                                            ------------------   ------------------
  Total current assets                                      $       68,780,000   $      161,475,000
                                                            ------------------   ------------------

Plant and Equipment, at cost:
  Land                                                      $        1,691,000   $        1,671,000
  Building and improvements                                         53,719,000           52,435,000
  Machinery and equipment                                           39,394,000           36,603,000
                                                            ------------------   ------------------
                                                            $       94,804,000   $       90,709,000
  Less-Accumulated depreciation and amortization                    34,749,000           32,023,000
                                                            ------------------   ------------------
                                                            $       60,055,000   $       58,686,000
                                                            ------------------   ------------------
Other Assets:
  Deferred tax asset                                        $        4,256,000   $        4,165,000
  Deferred charges (goodwill), net of amortization                   1,045,000            1,134,000
  Other                                                              3,349,000            2,853,000
  Noncurrent assets associated with discontinued
    operations                                                            --             28,298,000
                                                            ------------------   ------------------
                                                            $        8,650,000   $       36,450,000
                                                            ------------------   ------------------
                                                            $      137,485,000   $      256,611,000
                                                            ==================   ==================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                   JUNE 30, 2000      DECEMBER 31, 1999
                                                                 -----------------    -----------------
Current Liabilities:
  Revolving credit agreements                                    $       9,012,000    $     130,700,000
  Current portion of long-term debt                                        860,000            1,023,000
  Accounts payable                                                      22,423,000           32,659,000
  Accrued expenses                                                      20,881,000           22,648,000
  Current liabilities associated with discontinued operations                   --           17,877,000
                                                                 -----------------    -----------------
    Total current liabilities                                    $      53,176,000    $     204,907,000
                                                                 -----------------    -----------------
Long-term debt, less current portion shown above                 $       2,900,000    $         378,000
                                                                 -----------------    -----------------
Other long-term liabilities                                      $       5,347,000    $       5,442,000
                                                                 -----------------    -----------------
Noncurrent liabilities associated with discontinued operations   $            --      $       2,814,000
                                                                 -----------------    -----------------
Commitments and Contingencies
Shareholders' Investment:
  Preferred stock:
    Undesignated-authorized 2,000,000 shares at June 30,
      2000 and  December 31, 1999; none issued                   $            --      $            --
  Common Stock, par value $.01 per share; authorized
    25,000,000 shares; issued 14,047,249 shares at
    June 30, 2000 and December 31, 1999                                    140,000              140,000
Additional paid-in capital                                              97,281,000           97,971,000
Retained earnings (deficit)                                             20,336,000          (12,524,000)
                                                                 -----------------    -----------------
                                                                 $     117,757,000    $      85,587,000
Less: Treasury stock, at cost:  2,155,585 and 2,200,203
  shares at June 30, 2000 and December 31, 1999,
  respectively                                                         (41,695,000)         (42,517,000)
                                                                 -----------------    -----------------
    Total shareholder's equity                                   $      76,062,000    $      43,070,000
                                                                 -----------------    -----------------

                                                                 $     137,485,000    $     256,611,000
                                                                 =================    =================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Net sales from continuing operations               $ 13,740,000    $ 37,491,000    $ 32,757,000    $ 82,829,000
Cost of products sold                                10,280,000      34,300,000      29,231,000      89,119,000
                                                   ------------    ------------    ------------    ------------
  Gross profit (loss)                              $  3,460,000    $  3,191,000    $  3,526,000    $ (6,290,000)
                                                   ------------    ------------    ------------    ------------
Other costs and expenses:
  Selling and administrative expense               $  5,423,000    $  5,875,000    $ 10,689,000    $ 11,742,000
  Interest expense                                      689,000       1,429,000       2,369,000       2,592,000
  Other (income) expense, net                            35,000         351,000         482,000        (154,000)
                                                   ------------    ------------    ------------    ------------
                                                   $  6,147,000    $  7,655,000    $ 13,540,000    $ 14,180,000
                                                   ------------    ------------    ------------    ------------
(Loss) before taxes from continuing operations     $ (2,687,000)   $ (4,464,000)   $(10,014,000)   $(20,470,000)
Provision for income taxes:
  Current                                                  --              --              --              --
  Deferred                                                 --              --         5,650,000            --
                                                   ------------    ------------    ------------    ------------
(Loss) from continuing operations                  $ (2,687,000)   $ (4,464,000)   $(15,664,000)   $(20,470,000)
                                                   ------------    ------------    ------------    ------------
Discontinued operations (net of tax):
   Income (loss) from operations                   $       --      $  3,139,000    $  1,687,000    $  6,479,000
   Gain on disposition of discontinued operations     8,739,000            --        46,837,000            --
                                                   ------------    ------------    ------------    ------------
   Income from discontinued operations             $  8,739,000    $  3,139,000    $ 48,524,000    $  6,479,000
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                  $  6,052,000    $ (1,325,000)   $ 32,860,000    $(13,991,000)
                                                   ============    ============    ============    ============
Earning (loss) per common share:
  Basic:
    Continuing operations                          $      (0.23)   $      (0.38)   $      (1.32)   $      (1.73)
    Discontinued operations                                0.74            0.27            4.09            0.55
                                                   ------------    ------------    ------------    ------------
    Income (loss) per common share                 $       0.51    $      (0.11)   $       2.77    $      (1.18)
                                                   ============    ============    ============    ============
  Diluted:
    Continuing operations                          $      (0.23)   $      (0.38)   $      (1.32)   $      (1.73)
    Discontinued operations                                0.74            0.27            4.09            0.55
                                                   ------------    ------------    ------------    ------------
    Income (loss) per common share                 $       0.51    $      (0.11)   $       2.77    $      (1.18)
                                                   ============    ============    ============    ============
Weighted average shares outstanding:
  Basic                                              11,870,000      11,838,000      11,861,000      11,828,000
                                                   ============    ============    ============    ============
  Diluted                                            11,870,000      11,838,000      11,861,000      11,828,000
                                                   ============    ============    ============    ============
Dividends per common share                         $       --      $       0.04    $       --      $       0.04
                                                   ============    ============    ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2000              1999
                                                                       --------------    --------------
Cash Flows from Operating Activities:
  (Loss) from continuing operations                                    $  (15,664,000)   $  (20,470,000)
  Income from discontinued operations                                      48,524,000         6,479,000
                                                                       --------------    --------------
    Net income (loss)                                                  $   32,860,000    $  (13,991,000)
    Adjustments to reconcile (loss) from continuing operations to cash provided from (used for) operating activities:
      Gains on sales of assets/business                                   (47,945,000)          (93,000)
      Depreciation and amortization                                         2,729,000         2,395,000
      Amortization of deferred charges                                         89,000            89,000
      Deferred income tax provision                                         5,650,000              --
      Provision for inventory valuation                                          --           7,695,000
    Changes in noncash assets and liabilities, net of
      businesses sold and noncash transactions:
      Decrease in accounts receivable                                       1,442,000         1,905,000
      (Increase) decrease in inventories                                    9,545,000          (839,000)
      Decrease in prepaid expenses                                            698,000           176,000
      Increase (decrease)  in accounts payable and accrued expenses       (12,575,000)        8,560,000
  Other, net                                                                 (311,000)         (297,000)
  Adjustment to reconcile income from discontinued  operations
    to cash used for discontinued operations                              (16,326,000)       (4,856,000)
                                                                       --------------    --------------
Net cash provided from (used for) operating activities                 $  (24,144,000)   $      744,000
                                                                       --------------    --------------
Cash Flows from Investing Activities:
  Additions to plant and equipment                                     $     (881,000)   $   (4,284,000)
  Proceeds from sale of business                                          154,945,000              --
  Proceeds from sales of plant and equipment                                   12,000            17,000
  Restricted Cash                                                          (5,576,000)             --
  Net cash used in discontinued operations                                   (270,000)         (803,000)
                                                                       --------------    --------------
  Net cash provided from (used for) investing activities               $  148,230,000    $   (5,070,000)
                                                                       --------------    --------------
Cash Flows from Financing Activities:
  Borrowings under revolving credit agreements                         $   18,100,000    $   78,200,000
  Proceeds from issuance of debt                                           51,145,000              --
  Payments under revolving credit agreements                             (148,800,000)      (72,600,000)
  Payments of short and long-term debt                                    (42,995,000)         (112,000)
  Dividends paid                                                                 --            (943,000)
  Net cash used in discontinued operations                                       --            (262,000)
                                                                       --------------    --------------
Net cash provided from (used for)  financing activities                $ (122,550,000)   $    4,283,000
                                                                       --------------    --------------
Net increase (decrease) in cash and cash equivalents                   $    1,536,000    $      (43,000)
Cash and cash equivalents at beginning of year                              1,054,000           727,000
                                                                       --------------    --------------
Cash and cash equivalents at end of period                             $    2,590,000    $      684,000
                                                                       ==============    ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            ALLIED PRODUCTS CORPORATION AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     DISCONTINUED OPERATIONS

               On March 7, 2000, the Company transferred substantially all of the assets and certain liabilities of the Bush Hog and Great Bend divisions constituting the Agricultural Products Group to Bush Hog, L.L.C., a Delaware limited liability company ("New Bush Hog") in exchange for all of the outstanding membership interests of New Bush Hog. The Company then sold the membership interests of New Bush Hog to Bush Hog Investors, L.L.C., a Delaware limited liability company ("Bush Hog Investors"), in two transactions: 80.1% on March 7 and 19.9% on June
        24. See Note 1 of Notes to Consolidated Financial Statements in the Company's report on Form 10-Q for the quarter ended March 31, 2000.

               Following the completion of the sale of the 80.1% membership interest the Company received a distribution of $3,582,000 from New Bush Hog, which the Company recorded as a return of capital reducing the cost basis of its 19.9% interest in New Bush Hog to $17,532,000. On March 24, 2000, the Company signed a definitive agreement to sell its remaining 19.9% interest in New Bush Hog to Bush Hog Investors. On June 26, 2000 the Company consummated the sale of the remaining 19.9% interest in its former Agricultural Products Group for an estimated sale price of $28,451,000. The sale proceeds were than reduced by an estimated adjustment to the 80.1% interest Selling Price of $1,550,000 and payments to be held in escrow until resolution of certain contingencies associated with the sale totaling $5,576,000. After repaying the $18,000,000 LaSalle Bank loan, the net cash proceeds to the Company were approximately $3,000,000. The Company recorded a gain net of taxes on the sale of $8,739,000 for the second quarter of 2000, as described in Note 4 of Notes to Condensed Consolidated Financial Statements. This amount is reduced for costs associated with the sale and net of an additional provision of $1,318,000 related to liabilities assumed in connection with the sales.

               The Company has included in the operations of the Agricultural Products Group through March 7, 2000 an allocation of all direct financing, administrative, other expenses and income taxes and a pro rata allocation of interest expense (based upon the group's proportionate share of consolidated invested capital) under the caption "Discontinued operations, income from operations" in the accompanying Condensed Consolidated Statements of Income (Loss). Previously issued Condensed Consolidated Statements of Income (Loss) have been revised to reflect the effect of the discontinued operations. In addition, current and noncurrent assets and liabilities associated with the above noted discontinued operations have been reclassified in the accompanying balance sheets.

               Summarized operating results of discontinued operations for the three and six months ended June 30, 2000 and 1999, are as follows:

                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
         Net sales ....................    $       --      $ 37,133,000    $ 28,608,000    $ 74,035,000
                                           ============    ============    ============    ============
         Income before taxes ..........    $       --      $  3,139,000    $  1,687,000    $  6,479,000
         Provision (benefit) for
           income taxes ...............            --              --              --              --
                                           ------------    ------------    ------------    ------------
         Discontinued
           operations income
           from operations ............    $       --      $  3,139,000    $  1,687,000    $  6,479,000
                                           ============    ============    ============    ============

               Allocated interest expense was $1,078,000 (none in the second quarter of 2000) and $2,529,000 ($1,369,000 in the second quarter of
        1999) for the six months ended June 30, 2000 and 1999, respectively.

(2)     ACCRUED EXPENSES

        The Company's accrued expenses consist of the following:

                                                         6/30/00        12/31/99
                                                      ------------    ------------
        Salaries and wages                            $  2,201,000    $  1,943,000
        Warranty                                         4,362,000       5,563,000
        Self insurance accruals                          1,797,000       2,871,000
        Pensions, including retiree health               2,956,000       5,362,000
        Taxes, other than income taxes                   1,119,000         949,000
        Environmental matters                            2,376,000       2,376,000
        Other                                            6,070,000       3,584,000
                                                      ------------    ------------
                                                      $ 20,881,000    $ 22,648,000
                                                      ============    ============

(3)     EARNINGS PER COMMON SHARE

               Basic and diluted earnings per common share is based on the average number of common shares outstanding (11,870,000 and 11,861,000 for the three and six months ended June 30, 2000 and 1999, respectively). For the three and six months ended June 30, 2000 and 1999, dilutive securities were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

               On March 7, 2000, the Company entered into a Loan and Security Agreement with LaSalle Bank National Association ("LaSalle"). Under the terms of the agreement, the Company was permitted to borrow $18,000,000 at a floating rate (prime less 100 basis points) within three months after the closing of the agreement. The loan was secured by a first lien on the Company's then remaining 19.9% interest in New Bush Hog. These proceeds, combined with the proceeds received from the sale of the 80.1% interest in New Bush Hog, were applied to repay the Company's indebtedness outstanding under the Second Amended and Restated Credit Agreement and the Bush Hog Investors Loan, and to costs associated with the sale.

               The Company also entered into a new credit facility with Foothill Capital Corporation ("Foothill") effective March 29, 2000. The Foothill credit facility has a three year term, maturing in March 2003, and consists of a term loan of $10,600,000 and a revolving credit facility which may be drawn upon from time to time up to the lower of $19,400,000 or an amount based upon a percentage of eligible accounts receivable and eligible inventories relating to presses which are within sixty (60) days of shipment, as determined by Foothill, subject to reserves as determined by Foothill (the "Borrowing Base"). The amount available under the term loan sub-line is to be reduced by $176,667 monthly commencing in September 2000. The maximum remaining amount due at maturity in March 2003 is $5,123,323. Interest is payable monthly at a floating prime rate (prime plus 200 basis points on the term loan and prime plus 125 basis points on the revolver). In the event of a default, the interest rate increases by 300 basis points. Foothill received a closing fee of $300,000 and will receive a monthly fee of $50,000 for each month a balance is outstanding under the revolving credit facility. With certain exceptions, the penalty for prepayment is $900,000 (3% of the maximum credit available) in the first year, declining to 2% and 1% in the second and third years. Certain portions of the Borrowing Base are to be determined, following Foothill's review and determination of eligible receivables.

               In connection with the Foothill loan, the Company granted a lien upon and security interests in substantially all of its assets (except its membership interest in New Bush Hog). The loan agreement requires that the Company sell its remaining interest in New Bush Hog on or before June 30, 2000, with the Company receiving net proceeds of not less than $6,000,000. On June 26, 2000 the Company satisfied this obligation and closed on the sale of its remaining 19.9% interest in New Bush Hog. Net proceeds of the sale were approximately $3,000,000. The Company received a waiver from Foothill of the requirement that it receive not less than $6,000,000 in net proceeds from the sale. The proceeds from the sale were used to pay off the entire balance of the LaSalle Loan and Security Agreement, provide for existing indemnity obligations to New Bush Hog, and for working capital.

               Restrictions in the Foothill loan agreement include, among other things, limitations on capital expenditures, restrictions on liens and the making of guarantees, and restrictions on acquisitions and investments. The loan agreement also prohibits the payment of cash dividends. Additionally, Foothill can accelerate repayment in the event of a material adverse change in the business, as defined in the agreement. Financial covenants include a covenant that earnings before interest, taxes, depreciation and amortization ("EBITDA"), exclusive of extraordinary gains, exceed the amounts listed below as of the dates and for the periods indicated:

             June 30, 2000 ................  last three months   $ (1,300,000)
             September 30, 2000 ...........  last six months     $ (3,500,000)
             December 31, 2000 ............  last nine months    $ (4,600,000)
             March 31, 2001 ...............  last twelve months  $ (3,900,000)
             June 30, 2001 ................  last twelve months  $ (3,000,000)
             September 30, 2001 ...........  last twelve months  $  1,300,000
             December 31, 2001 ............  last twelve months  $  7,600,000

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

               Since the Company's estimated EBITDA for future periods is predicated, among other things, upon projections of the receipt of new press orders in appropriate sequences and bearing appropriate margins, the Company cannot predict EBITDA with a reasonable degree of certainty. The rate of new orders is currently lagging behind the projections on which the EBITDA covenants were based. The Company has advised Foothill that it is likely that it will ultimately be unable to comply with the EBITDA covenants and has requested a modification of the EBITDA covenants. If the Company is unable to negotiate a modification of the credit facility and is not in compliance with the covenants, the rate of interest on the Company's indebtedness could increase by 3% per annum and the Company will be required either to attempt to negotiate a waiver or amendment of its agreement with Foothill or to pursue alternative financing sources. A failure to obtain a revised agreement with Foothill or alternative financing could result in a cancellation of the last two presses on the General Motors order - see Note 5.

               Reference is made to Note 14 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for a discussion of the challenges facing the Company.

(5)     CONTINGENT LIABILITY

               In May 1999 and June 1999, the Company was served with two complaints purporting to be class action lawsuits on behalf of shareholders who purchased the Company's common stock between February 6, 1997 and March 11, 1999. The complaints, which were filed in the United States District Court for the Northern District of Illinois, were virtually identical. They alleged various violations of the federal securities laws, including misrepresentations or failure to disclose material information about the Company's results of operations, financial condition, weakness in its financial internal controls, accounting for long-term construction contracts and employee stock option compensation expense. In August 1999, the District Court ordered that the two cases be consolidated for all purposes. A Consolidated Amended Complaint was filed on October 12, 1999. The Company filed a Motion to Dismiss on December 13, 1999. The action was dismissed, without prejudice, by order dated March 13, 2000, with leave to amend the complaint. On April 27, 2000, a Second Consolidated Amended Complaint was filed. The Company filed a motion to dismiss the second consolidated amended complaint on June 14, 2000. No estimate can currently be made as to the claim. However, should the Second Consolidated Amended Complaint survive the Company's motion to dismiss, such claim could have a material adverse effect on the financial position and results of operations in the near term if an unfavorable outcome were to occur.

               The Company is involved in a number of other legal proceedings as a defending party, including product liability claims for which additional liability is reasonably possible. It is the Company's policy to reserve on a non-discounted basis for all known and estimated unreported product liability claims. The products to which the claims primarily relate are products currently manufactured by the Company's Industrial Products Group and products related to discontinued operations for which the Company contractually retained liability for certain claims generally arising prior to the sale of the related business. For one product liability claim the amount of damages claimed against all defendants exceeds the Company's liability insurance limits. Although there is no guarantee that the ultimate outcome of this claim against the Company will not exceed such limits, the Company currently believes that the ultimate outcome of this claim will not exceed its insurance coverage. However, changes in the estimate in the near term could be material to the financial position and results of operations if an unfavorable outcome were to occur. For all other matters, after consideration of relevant data, including insurance coverage and accruals, management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or its ongoing results of operations.

               In response to General Motors' concerns that the Company's cash flow problems would further delay or preclude the Company from completing four presses that were in various stages of production, the Company entered into amendments to purchase orders with General Motors during the fourth quarter of 1999 and first quarter of 2000. The aggregate sales price of the presses covered by these purchase orders exceeds $75,000,000. Under the terms of the amendments, the Company and General Motors agreed to revised shipping, payment and testing schedules that allowed the Company to ship components of, and receive payments for, the first two of the four presses earlier than it would have been able to under the terms of the original purchase orders. Payment terms for the third and fourth presses were largely unchanged from the original order (i.e., 90% upon completion, testing and shipment), however, delivery dates (and related payments) have been extended so that the last press will not be shipped until the first quarter of 2001 and final payment will not be received until the first quarter of 2002. Upon fulfillment of certain conditions set forth in the amendments, General Motors will waive and release the Company from all claims arising from or attributable to the Company's alleged late delivery defaults on all presses and will accept delivery of the last two (2) presses covered by this order. Until such time as these conditions are satisfied, General Motors reserves the right to cancel the purchase orders associated with the third and fourth presses until the Company has demonstrated that it has the financial ability to complete these presses on a timely basis. Such cancellation, should it occur, could have a material adverse effect on the financial position and results of operations in the near term.

                At June 30, 2000, the Company was contingently liable for approximately $1,358,000 primarily relating to outstanding letters of credit.

(6)     INCOME TAXES

               No tax benefit was recorded with respect to operating losses associated with continuing operations in the three and six month periods ended June 30, 2000 and 1999 as a 100% valuation allowance has been provided on the related benefit. The provision for deferred income taxes ($5,650,000) in the first half of 2000 related to certain temporary differences associated with continuing operations. This charge is for a valuation allowance for certain temporary differences that are expected to reverse and become, in the near term, net operating loss carryforwards subject to expiration. The valuation allowance was based on management's belief that unless the Industrial Products Group is able to reduce production costs and return to profit levels experienced prior to 1997, the sale of the Agricultural Products Group will further decrease the likelihood of the Company being able to utilize all of its remaining tax loss carryforwards.

               The provision for income taxes of $1,405,000 and $6,459,000 related to the gain on the disposition of discontinued operations in the three and six months ended June 30 2000 was based on the application of the Alternative Minimum Tax rate for the current tax provision ($1,108,000) and the reversal of deferred tax assets ($5,351,000) specifically associated with the sale of the Agricultural Products Group-see Note 1. There was no current tax associated with the income from discontinued operations of $1,687,000 (none in the second quarter of 2000) and $6,479,000 ($3,139,000 in the second quarter of
        1999) in the three and six month periods ended June 30, 2000 and 1999, respectively. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for a further discussion related to income taxes.

(7)     SUMMARY OF OTHER (INCOME) EXPENSES

               Other (income) expense for the three and six month periods ended June 30, 2000 and 1999 consists of the following:

                                                   FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                   --------------------------           ------------------------
                                                    6/30/00           6/30/99           6/30/00           6/30/99
                                                    -------           -------           -------           -------
          Interest income                      $    (62,000)     $   (229,000)     $   (107,000)     $   (255,000)
          Goodwill amortization                      45,000            45,000            90,000            90,000
          Loan costs amortization                    72,000           141,000           396,000           189,000
          Net gain on sales of
             operating and non-operating
             assets                                  (9,000)             --              (9,000)          (81,000)
          Loss on investment in non-
             consolidated subsidiary               (211,000)          187,000          (164,000)          210,000
          Legal settlement                             --                --                --            (389,000)
          Idle Facility  expense                    264,000           225,000           400,000           116,000
          Other miscellaneous                       (64,000)          211,000          (124,000)          (34,000)
                                               ------------      ------------      ------------      ------------
                                               $     35,000      $    351,000      $   (482,000)     $   (154,000)
                                               ============      ============      ============      ============

(8)     SUBSEQUENT EVENT

        On July 20, 2000 the Company entered into an Equipment Lease Agreement ("Agreement") with MDFC Equipment Leasing Corporation ("MDFC"). The purpose of the Agreement was to finance the purchase of a horizontal boring mill (the "Boring Mill") installed at the Company's Verson facility in Chicago, Illinois. Prior to the execution of the Agreement, the Company had made payments totaling $2,287,500 to purchase the Boring Mill under the terms of an installment purchase agreement with the manufacturer of the Boring
Mill which have been treated as a non-cash financing activity as a result of the subsequent lease. Following execution of Agreement, MDFC paid $2,287,500 to the Company and the balance of the purchase price of $934,111 to the manufacturer of the Boring Mill. Under the terms of the Agreement the Company will make 60 payments of $68,620 to MDFC. As additional security for its obligations the Company was required to establish a letter of credit in favor of MDFC in the amount of 20% of the outstanding balance under the Agreement. The Company is required to purchase the Boring Mill for $1.00 at the end of the 60 month Agreement term.

(9)     OUTLOOK

        See Note 14 of Notes to Consolidated Financial Statements in the Company's report on Form 10-K for the year ended December 31, 1999.

        Currently, the Company is carrying work-in-process inventories of $21,572,000 (58% of total inventories net of contract losses) representing the remaining two presses under construction for the four-press General Motors order and anticipates that it will be required to incur costs of an additional $13,550,000 to complete the two presses. Upon completion and testing of these presses, a total of approximately $35,000,000 will become payable to the Company. The first two presses of the order have been completed and are in the process of assembly and customer acceptance at General Motors. Upon final acceptance of the first two presses, scheduled for late this year, final payments of approximately $12 million will be due. Consequently, the Company anticipates receiving payments under the General Motors order through February, 2001 totaling approximately $47,000,000, which would be applied to reduce accounts payable, other indebtedness and fund operations as needed.

        In the interim, pursuant to the terms of the General Motors order the Company is not entitled to receive progress payments from General Motors and may not ship the next press to be completed until General Motors' "final" acceptance, as defined, of the press currently going through the customer acceptance process at General Motors, which is scheduled to occur in December 2000 or January 2001. Pursuant to the terms of the Foothill credit facility, the Company may not obtain advances against the General Motors work-in-process inventories until sixty days prior to the estimated shipment dates of completed presses or press components to General Motors. As a result, the Company projects that it will suffer a cash flow short fall of approximately $10,000,000 commencing in September, 2000 and continuing through February, 2001 unless it is able to obtain additional financing or arrange for earlier payment by General Motors. If the Company does not have sufficient cash resources to complete the General Motors presses, the terms of the General Motors order provide that General Motors may elect to cancel its order for the two presses under construction. In addition, Foothill could elect to terminate its loan pursuant to the terms of the Foothill credit facility.

        To address its near term liquidity difficulties, the Company is discussing with General Motors the possibility of receiving payments upon early shipment of certain parts and components, and is also seeking additional debt financing.

        The continued availability of borrowing under the Foothill credit facility is conditioned upon the Company's compliance with other financial covenants including a covenant that cumulative earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of extraordinary gains, exceed specified amounts as of the end of each seven calendar quarters commencing with the quarter ended June 30, 2000. The Company was in compliance with the EBITDA covenant for the quarter ended June 30, 2000 currently anticipates that it will not be in compliance with the cumulative EBITDA covenant for the quarter ended September 30, 2000. Moreover, since the Company's estimated EBITDA for future periods is predicated, among other things, upon projections of the receipt of new press orders in appropriate sequences and bearing appropriate margins, the Company cannot predict EBITDA with a reasonable degree of certainty. The rate of new orders is currently lagging behind the projections on which the original EBITDA covenants were based. The Company has advised Foothill that it is likely that it will ultimately be unable to comply with the EBITDA covenants and has requested a modification of the EBITDA covenants. If the Company is unable to negotiate a modification of the credit facility and is not in compliance with the covenants, the rate of interest on the Company's indebtedness could increase by 3% per annum. Foothill could also terminate its loan in which event the Company could be required to pursue alternative financing sources and General Motors could elect to cancel its order for the remaining two presses under discussion.

        The New York Stock Exchange has advised the Company that it is assessing whether the Company's common stock will continue to satisfy the requirements for listing on the Exchange. The Company has submitted information requested by the Exchage to assist it inits assessment. However, unless the market price of the Company's shares improves, the Company beleives that it is likely that the Exchange will delist its common stock. In such event the Company's common stock would be traded in the over-the-counter market.

Item 2 -   Management's Discussion and Analysis of Financial Condition and
      Results of Operations

FIRST HALF OF 2000 COMPARED TO FIRST HALF OF 1999

OPERATING RESULTS

           Net sales from continuing operations decreased to $32,757,000 in the first half of 2000 compared to net sales of $82,829,000 in the first half of 1999. The loss from continuing operations in the first half of 2000 was $15,664,000 (including a provision for deferred taxes of $5,650,000) compared to a loss from continuing operations of $20,470,000 for the first half of 1999. Income from discontinued operations for the first half of 2000 was $48,524,000 compared to $6,479,000 for the first half of 1999. Income from discontinued operations includes estimated aggregate gains of $46,837,000 from the sales on March 7 of an 80.1% interest and then the remaining 19.9% interest of Bush Hog, L.L.C. (the transferee owner of the former Agricultural Products Group) on June 26. Net income for the first half of 2000 was $32,860,000 ($2.77 per common share-diluted) compared to a net loss of $13,991,000 ($1.18 per common share-diluted) in the first half of 1999.

CONTINUING OPERATIONS

           The decrease in net sales from continuing operations in the first half of 2000 reflected a significant decline in presses in production. In the first half of 2000, the Company continued work on three large transfer presses. The Company was working on orders for eight large transfer presses and a substantial number of other smaller presses during the first half of 1999. Revenues from parts sales, press rebuilds and field service increased by 11% in the first half of 2000, and represented a much higher percentage of the reduced level of total sales: 21.3% in the first half of 2000 compared to 7.5% in the first half of 1999.

           Gross profits were $3,526,000 in the first half of 2000 (10.8% of sales). In the first half of 1999, costs exceeded sales by $6,290,000 (7.6% of sales). The improvement in gross margins reflects the lessening impact of the backlog of loss jobs and low margin jobs booked in 1998 and prior years. Approximately 25% of the Company's press production during the first half of 2000 represented work on jobs on which the Company had previously established reserves for losses. The Company recorded additional losses of $596,000 and no gross margins during the first half of 2000 on these jobs. In the first half of 1999, the Company's press production involved relatively more work on loss jobs and low margin jobs. The Company revised its cost estimates on certain loss jobs during the first half of 1999 and the increase in the reserves for future losses on those jobs ($7,515,000) was a major factor in the half's negative gross margins. Negative gross margins in the first half of 1999 were partially offset by the Company's recovery of a claim associated with a prior period. The Company had no such recoveries in the first half of 2000.

           Three other factors significantly affected margins in the first half of 2000. The Company continued to report no gross profits with respect to production on any press which had not reached a point in production when all manufacturing costs could be reasonably estimated.

Consequently gross profits on each press are not reported proportionately over the term of its production, but instead are skewed toward the later stages of production. Gross profits may vary significantly from period to period both in absolute amounts and as a percentage of sales, depending upon whether a relatively smaller or larger portion of production represents work on presses which have reached the stage when manufacturing costs can be reasonably estimated and gross profits are recorded. A relatively larger portion of production in the first half of 2000 represented work on presses in the latter stages of production during which gross profits are recorded. Gross margins were also positively affected by the higher portion of total work (21.3% compared to 7.5%) devoted to part sales, press rebuilds and field service, which generally carry higher margins. The positive impact of these two factors was partially offset by the effects of the allocation of fixed costs (i.e., manufacturing overhead) over a smaller production level. Because of the lower level of production in the first half of 2000, gross profit margins were adversely affected by the underabsorption of manufacturing overhead ($2,859,000). The Company anticipates that underabsorption will continue to affect gross profit margins adversely as long as production remains at current levels.

           Interest expense in the first half of 2000 related to continuing operations was $2,369,000 compared to interest expense of $2,592,000 related to continuing operations reported in the first half of 1999. The decrease was attributable to decreased borrowings during the second quarter of 2000, offset in part by an increase in average interest rates.

           Selling and administrative expense in the first half of 2000 declined by $1,053,000, but represented a significantly higher percentage of the reduced level of total sales: 32.6% compared to 14.2%. The reduction in these costs was primarily associated with lower employment levels and a reduction of bank charges. Professional fees also decreased in the first half of 2000.

           Other expense was $482,000 in the first half of 2000 compared to other income of $154,000 in the first half of 1999. Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense.

           No tax benefit was recorded with respect to operating losses associated with continuing operations in the first half of 2000 and 1999 as a 100% valuation allowance has been provided on the related benefit. The provision for deferred income taxes ($5,650,000) in the first half of 2000 is the result of a valuation allowance for certain temporary differences that are expected to reverse and become, in the near term, net operating loss carryforwards subject to expiration. The valuation allowance was based on management's belief that unless the Company is able to reduce production costs and return to profit levels experienced prior to 1997, the sale of the Agricultural Products Group will further decrease the likelihood of the Company being able to utilize all of its remaining tax loss carryforwards.

           The provision for income taxes ($6,459,000) related to the gain on the disposition of discontinued operations in the first half of 2000 was based on the application of the Alternative Minimum Tax rate for the current tax provision ($1,108,000), and the reversal of deferred tax assets ($5,351,000) specifically associated with the sale of the Agricultural Products Group - see
Note 1 of Notes to Condensed Consolidated Financial Statements. There was no current tax associated with the income from discontinued operations of $1,687,000 and $6,479,000 in the six month period ended June 30, 2000 and 1999, respectively.

           The sales backlog at June 30, 2000 was approximately $30,000,000, which compares to $102,000,000 a year earlier. The Company recognizes that the delays in press shipments and installations during 1998 and 1999 have caused its relations with major customers to become strained. The Company is working to regain the confidence of its customers. In addition, the global demand for large metal forming presses appears to be in a down cycle. The Company is competing with foreign manufacturers for the reduced number of purchase orders currently available and suffers from unfavorable currency exchange rates in such competition. The Company has reduced employment levels from approximately 800 on January 1, 2000 to approximately 600 on July 31, 2000. The Company anticipates that additional reductions in other costs as well as employment levels will be required. The Company successfully negotiated a new three-year labor agreement during the second quarter of 2000.

DISCONTINUED OPERATIONS

           Discontinued operations for the first half of 2000 and 1999 include the operations of the Agricultural Products Group, an allocation of all direct financing, administrative and other expenses, income taxes and a pro rata allocation of interest expense. Income net of taxes associated with discontinued operations for the first half of 2000 ($48,524,000) includes an estimated aggregate gain of $46,837,000 net of tax, subject to post-closing adjustments on the sales of its interest in New Bush Hog and income net of tax of the former Agricultural Products Group through March 7, 2000 of $1,687,000.

SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF 1999

           Net sales from continuing operations decreased to $13,740,000 in the second quarter of 2000 compared to net sales from continuing operations of $37,491,000 in the second quarter of 1999. The loss from continuing operations in the second quarter of 2000 was $2,687,000 compared to a loss from continuing operations of $4,464,000 for the second quarter of 1999. Income from discontinued operations for the second quarter of 2000, reflecting a gain from the sale of the Company's remaining 19.9% interest in New Bush Hog was $8,739,000 compared to $3,139,000 for the second quarter of 1999. Net income for the second quarter of 2000 was $6,052,000 ($.51 per common share-diluted) compared to a net loss of $1,325,000 ($.11 per common share-diluted) in the second quarter of 1999.

CONTINUING OPERATIONS

           The decrease in net sales from continuing operations in the second quarter of 2000 reflected a significant decline in presses in production. In the second quarter of 2000, the Company continued work on three large transfer presses. The Company was working on orders for eight large transfer presses and a substantial number of other smaller presses during the second quarter of 1999. Revenues from parts sales, press rebuilds and field service increased by 21% in the second quarter of 2000, and represented a much higher percentage of the reduced level of total sales: 23% in the second quarter of 2000 compared to 7% in the second quarter of 1999.

           Gross profits were $3,460,000 in the second quarter of 2000 (25.2% of sales), compared to $3,191,000 (8.5% of sales) in the second quarter of 1999. The improvement in gross margins reflects the lessening impact of the backlog of loss jobs and low margin jobs on which work began in 1998 and prior years. Approximately 45% of the Company's press production during the second quarter of 2000 represented work on jobs on which the Company had previously established reserves for losses. In the second quarter of 1999, the Company's press production involved relatively more work on loss jobs and low margin jobs. The Company's recovery of a claim from a prior period increased gross profits in the second quarter of 1999. The Company had no such recoveries in the second quarter of 2000.

           Gross margins in the second quarter of 2000 were positively affected because a relatively larger portion of production in the second quarter of 2000 represented work on presses in the later stages of production during which gross profits were recorded and because a higher portion of total work in the quarter (23.1% compared to 6.9%) was devoted to part sales, press rebuilds and field service, which generally carry higher margins. These positive factors were partially offset by the underabsorption of manufacturing overhead ($1,806,000) caused by the lower level of production in the quarter. The Company anticipates that underabsorption will continue to affect gross profit margins adversely as long as production remains at current levels.

           Interest expense in the second quarter of 2000 related to continuing operations was $689,000 compared to interest expense of $1,429,000 related to continuing operations reported in the second quarter of 1999. The decrease was attributable to a combination of decreased borrowings following the sale of an 80.1% interest in the Agricultural Products Group on March 7, 2000, offset in part by an increase in average interest rates.

           Selling and administrative expense in the second quarter of 2000 declined by $452,000, but represented a significantly higher percentage of the reduced level of total sales: 39.5% compared to 15.7%. The decrease of $452,000 represented a decrease in administrative expenses reflecting lower employee benefit costs attributable to the decline in employment levels and lower outside service costs.

           Other expense was $35,000 in the second quarter of 2000 compared to other expense of $351,000 in the second quarter of 1999. Reference is made to
Note 7 of Notes to Condensed Consolidated Financial Statements for an analysis of other (income) expense.

DISCONTINUED OPERATIONS

           Income from discontinued operations for the second quarter of 2000 of $8,739,000 consists of the estimated profit net of tax from the sale of the Company's remaining 19.9% interest in New Bush Hog on June 26, 2000 reduced for costs associated with the sale and net of an additional provision of $1,318,000 related to liabilities assumed in connection with the sales. Income from discontinued operations for the second quarter 1999 of $3,139,000 includes the operations of the Agricultural Products

Group, an allocation of all direct financing, administrative and other expenses, income taxes and a pro rata allocation of interest expense.

FINANCIAL CONDITION AND LIQUIDITY

           Working capital at June 30, 2000 was $15,604,000 and the current ratio was 1.29 to 1.00 compared to working capital of ($43,432,000) and a current ratio of .79 to 1.00 at December 31, 1999. The improvement in working capital of $59,000,000 is attributable to the application of the net proceeds of the sale of the Agricultural Products Group to reduce short term indebtedness. The decrease of $1,737,000 in net accounts receivable is attributable largely to the decline in press production. A decrease of $9,545,000 in inventory levels during the first half of 2000 is attributable in part to the shipment of six presses during the half and in part to an increase of $5,126,000 in customer progress payments accounted for as a reduction of inventories.

           Fixed asset additions attributable to continuing operations totaled $881,000 including approximately $587,000 associated with a horizontal boring mill which is in the process of being installed. Additionally, the Company had a non-cash financing activity related to a capital lease of the same horizontal boring mill totaling $3,222,000. There were no major fixed asset dispositions in the first quarter of 2000.

           The net decrease in accounts payable and accrued expenses ($12,575,000) is attributable primarily to a reduction in customer deposits or progress payments which are initially accounted for as accounts payable. As production continues on an order the customer deposit is eliminated as an account payable and is accounted for as a credit against inventories. The decrease in customer deposits accounted for as accounts payable reflects the slow down in new orders accompanied by customer down payments. Accounts payable exclusive of customer deposits declined by $955,000 during the first half of 2000 to $18,700,000. A substantial majority of the payables were more than ninety days old.

           Net cash used by the operating activities related to the Company's continuing operations totaled $8,397,000 in the first half of 2000, compared to net cash used of $879,000 in the first half of 1999. Cash used in operating activities in the first half of 2000 consisted primarily of the loss from continuing operations ($15,664,000) offset by depreciation and amortization ($2,729,000) and a deferred tax provision ($5,650,000). Changes in non-cash assets and liabilities substantially offset each other in the first half of 2000. The relatively small negative cash flow in the first half of 1999 occurred because depreciation and amortization changes plus changes in non-cash assets and liabilities nearly equaled the loss from continuing operations.

           As of June 30, 2000, the Company had cash and cash equivalents of $2,590,000. During the first half of 2000 the Company repaid all of its then outstanding bank indebtedness, borrowed and subsequently repaid $18,000,000 from LaSalle and entered into a new credit facility with Foothill Capital Corporation ("Foothill") effective March 29, 2000. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements and to "Management's Discussion and

Analysis of Financial Condition and Results of Operation" in the Company's Annual Report for 1999 on Form 10-K for a description of the terms of the Foothill credit facility.

           The Company is carrying work-in-process inventories of $21,572,000 (58% of total inventories net of contract losses) representing the remaining two presses under construction for the four-press General Motors order and anticipates that it will be required to incur costs of an additional $13,550,000 to complete the two presses. Upon completion and testing of these presses, a total of approximately $35,000,000 will become payable to the Company. The first two presses of the order have been completed and are in the process of assembly and customer acceptance at General Motors. Upon final acceptance of the first two presses, scheduled for late this year, final payments of approximately $12 million will be due. Consequently, the Company anticipates receiving payments through the completion of the General Motors order of approximately $47,000,000, which would be applied to reduce accounts payable and other indebtedness and fund operations as needed.

           In the interim, pursuant to the terms of the General Motors order, the Company is not entitled to receive progress payments from General Motors and may not ship the next press to be completed until General Motors' "final" acceptance, as defined, of the press currently going through the customer acceptance process at General Motors, which is scheduled to occur in December 2000 or January 2001. Pursuant to the terms of the Foothill credit facility, the Company may not obtain advances against the General Motors work-in-process inventories until sixty days prior to the estimated shipment dates of completed presses or press components to General Motors. As a result, the Company projects that it will suffer a cash flow short fall of approximately $10,000,000 commencing in September, 2000 and continuing through the completion of the General Motors order, unless it is able to obtain additional financing or arrange for earlier payment by General Motors. If the Company does not have sufficient cash resources to complete the General Motors presses, the terms of the General Motors order provide that General Motors may elect to cancel its order for the two presses under construction. In addition, Foothill could elect to terminate its loan pursuant to the terms of the Foothill credit facility.

           To address its near term liquidity difficulties, the Company is discussing with General Motors the possibility of receiving payments upon early shipment of certain parts and components, and is also seeking additional debt financing.

           The Company covenanted in the Foothill credit facility that it would sell its remaining 19.9% interest in the New Bush Hog and apply a part of the proceeds to repay the LaSalle loan. The Company also covenanted that the net cash proceeds to the Company of the sale of the 19.9% interest, after repayment of the LaSalle loan and after a $4,000,000 hold back by the purchaser, would be not less than $6,000,000. On June 26, 2000, the Company sold its remaining 19.9% interest in

New Bush Hog for an estimated sales price of $28,451,000. The sales proceeds were then reduced by an estimated adjustment to the 80.1% interest sales price of $1,550,000 and payments to be held in escrow until the resolution of certain contingencies associated with the sales totaling $5,576,000 After repaying the $18,000,000 LaSalle loan, the net cash proceeds to the Company were approximately $3,000,000, an amount less than the amount covenanted in the Foothill credit facility. On June 22, 2000, the Company received a waiver of compliance with that covenant from Foothill.

           The continued availability of borrowing under the Foothill credit facility is conditioned upon the Company's compliance with other financial covenants including a covenant that cumulative earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of extraordinary gains, exceed specified amounts as of the end of each seven calendar quarters commencing with the quarter ended June 30, 2000. The Company was in compliance with the EBITDA covenant for the quarter ended June 30, 2000, but currently anticipates that it will not be in compliance with the cumulative EBITDA convenant for the quarter ended September 30, 2000. Moreover, since the Company's estimated EBITDA for future periods is predicated, among other things, upon projections of the receipt of new press orders in appropriate sequences and bearing appropriate margins, the Company cannot predict EBITDA with a reasonable degree of certainty. The rate of new orders is currently lagging behind the projections on which the original EBITDA covenants were based. The Company has advised Foothill that it is likely that it will ultimately be unable to comply with the EBITDA covenants and has requested a modification of the EBITDA covenants. If the Company is unable to negotiate a modification of the credit facility and is not in compliance with the covenants, the rate of interest on the Company's indebtedness could increase by 3% per annum. Foothill could also terminate its loan in which event the Company could be required to pursue alternative financing sources and General Motors could elect to cancel its order for the remaining two presses under discussion.

           The New York Stock Exchange has advised the Company that it is assessing whether the Company's common stock will continue to satisfy the requirements for listing on the Exchange. The Company has submitted information requested by the Exchange to assist it in its assessments . However, unless the market price of the Company's shares improve, the Company believes that it is likely that the Exchange will delist its common stock. In such event the Company's common stock would be traded in the over-the-counter market.

           Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation: Outlook" in the Company's Annual Report and Note 14 of Notes to Consolidated Financial Statements for 1999 on Form 10-K also see Note 9, of Notes to Condensed Consolidated Financial Statements for a discussion of the challenges facing the Company.

MARKET RISK

           The Company's market risk is the exposure to adverse changes in interest rates. At June 30, 2000, the Company's total debt outstanding (including capitalized leases) totaled $12,772,000. Capitalized lease debt ($3,760,000) was represented by fixed rate financing and was not subject to market rate fluctuations. The remaining portion of the Company's debt at June 30, 2000 ($9,012,000) was subject to interest rates determined by reference to a floating prime rate (prime plus 200 basis points on the term loan portion of the Foothill credit facility.) The balance outstanding at June 30, 2000 approximated fair market value. A hypothetical immediate 1% increase in interest rates would adversely affect 2000 earnings and cash flow by approximately $45,000 based on the composition of debt levels at June 30, 2000.

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

- Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; customers' perceptions of the advantages of dealing with a single press manufacturer; whether the Company has successful reference installations to demonstrate the speed, efficiency and reliability of new presses to customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the availability of manufacturing capacity at the Company's factory and changes in the value of the dollar relative to German, Japanese and Canadian currencies.

- Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major projects; the adequacy of the Company's systems to manage major projects and its success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; maintenance of a satisfactory collective bargaining agreement and plant capacity and utilization.

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

           Reference is made to Note 14 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

                                 PART II - OTHER INFORMATION

Item 4         SUBMISSION OF MATTERS TO A VOTES OF SECURITY HOLDERS

               On May 24, 2000 the Registrant held its annual meeting of shareholders. Copies of the related proxy statement have been previously filed with the Securities and Exchange Commission. The following item was voted on by the Company's shareholders:

               ELECTION OF TWO DIRECTORS - Proxies for the meeting were solicited pursuant to Regulation 14A. The nominees received the number of votes:

        CLASS A DIRECTORS-TERM EXPIRES IN 2003-MR. RICHARD A. DREXLER AND
               MITCHELL A. QUAIN

               For Mr. Drexler- 10,289,966; withheld from Mr. Drexler - 216,169 For Mr. Quain - 10,341,359; withheld from Mr. Quain - 164,776

        The terms of the following directors continued after the meeting:

               CLASS B DIRECTORS - TERMS EXPIRE IN 2001
                      Mr. John E. Jones and Mr. Lloyd A. Drexler

               CLASS C DIRECTORS - TERMS EXPIRE IN 2002
                      Mr. S.Sherman and Mr. Stanley J. Goldring

               Approximately 980,000 shares held by brokers and nominees were not voted to approve the transaction.

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

Item 6.        EXHIBIT AND REPORTS ON FORM 8-K

        (a)    Exhibits - See Exhibit Index included herein.

        (b) Reports on Form 8-K - there were no reports on Form 8-K for the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLIED PRODUCTS CORPORATION
                                    --------------------------------------------
                                          (REGISTRANT)

August 14, 2000                     /s/ Richard A. Drexler
                                    --------------------------------------------
                                    Chairman, President and Chief
                                    Executive & Financial Officer

August 14, 2000                     /s/ John J. Hinnendael Jr.
---------------                     --------------------------------------------
                                    John J. Hinnendael
                                     Vice President and Chief Accounting Officer

August  14, 2000                    /s/ Mark C. Standefer
----------------                    --------------------------------------------
                                    Mark C. Standefer
                                     Senior Vice President and Chief
                                     Administrative Officer

                                 ALLIED PRODUCTS CORPORATION

                                      INDEX TO EXHIBITS

        The following exhibit is attached to the copies of this report filed with the Securities and Exchange Commission:

EXHIBIT NO.           DESCRIPTION OF EXHIBITS
-----------           -----------------------
    27.1              Financial Data Schedule
    27.2              1999 Restated Financial Data Schedule

    3 The registrant's By-Laws of the Company, as amended.

    10                Material Contract: Agreement dated June 24, 2000 between
                      Allied Products Corporation, as Seller, and Bush Hog
                      Investors, as buyer, regarding the sale of Registrant's
                      19.9% interest in Bush Hog, L.L.C.
